Form 10-Q
period 2024-09-30
FORTRESS CREDIT REALTY INCOME TRUST
filed 2024-12-19
CIK 2026738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission File Number 000-56685

Fortress Credit Realty Income Trust
(Exact name of registrant as specified in its charter)

Maryland	99-3367363
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1345 Avenue of the Americas New York, NY	10105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 798-6100

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class:	Trading Symbol(s):	Name of each exchange on which registered:

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 18, 2024, the issuer had the following shares outstanding: 9,401,238 Class B shares, 975,965 Class R shares, 17,544 Class I shares, and 1,133,401 Class E shares.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (the “Form 10-Q”) contains forward-looking statements, which relate to future events or the future performance or financial condition of Fortress Credit Realty Income Trust (the “Company,” “we,” “us,” or “our”). Forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “target,” “project,” “estimate,” “intend,” “continue” or “believe” or the negatives thereof or other variations thereon or comparable terminology, although not all forward-looking statements include these words. The forward-looking statements contained in this Form 10-Q may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of the assets in which we may invest;

•	the impact of the investments that we expect to make;

•	our ability to raise sufficient capital to execute our investment strategy;

•	our ability to source adequate investment opportunities to efficiently deploy capital;

•	our current and expected financing arrangements and investments;

•
the effect of global and national economic and market conditions generally upon our operating results, including, but not limited to, changes with respect to inflation, interest rate changes and supply chain disruptions, and changes in government rules, regulations and fiscal policies;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our investments;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with FCR Advisors, LLC, a Delaware limited liability company (the “Adviser”), or any of its affiliates;

•	the dependence of our future success on the general economy and its effect on the assets in which we may invest;

•	our use of financial leverage;

•	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Adviser or its affiliates to attract and retain highly talented professionals;

•	our ability to structure investments in a tax-efficient manner and the effect of changes to tax legislation and our tax position; and

•	our tax status and the tax status and attributes of entities and assets in which we may invest.

The forward-looking statements contained in this Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” in our Registration Statement on Form 10 initially filed with the Securities and Exchange Commission (the “SEC”) on September 6, 2024, as amended (the “Registration Statement”). Other factors that could cause our actual results to differ materially include:

•	changes in the economy, particularly those affecting the real estate industry;

•	risks associated with possible disruption in our operations or the economy generally due to terrorism, natural disasters, epidemics or other events having a broad impact on the economy;

•
fluctuations in interest rates and credit spreads could reduce our ability to generate income on our loans and other investments, which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments and may limit our ability to pay dividends to our shareholders;

•	adverse conditions in the areas where our investments or the properties underlying such investments are and may be located and local real estate conditions;

•
limitations on our business and our ability to satisfy requirements to maintain our exclusion from registration under the Investment Company Act of 1940, as amended, or to maintain our qualification as a real estate investment trust (a “REIT”), for U.S. federal income tax purposes;

•
certain economic events may cause our shareholders to request that we repurchase their shares, and if we decide to satisfy any or all of such requests, our cash flow and our results of operations and financial condition could be materially adversely affected. Further, our board of trustees may make exceptions to, modify or suspend our share repurchase plan (including to make exceptions to the repurchase limitations or purchase fewer shares than such repurchase limitations) if it deems such action to be in our best interest;

•
distributions are not guaranteed and may be funded from sources other than cash flow from operations, including, without limitation, borrowings, offering proceeds (including from sales of our shares to all Fortress Investment Group LLC, a Delaware limited liability company (“Fortress”), affiliates, partners, members, shareholders, officers, directors and employees), proceeds from repayments of our real estate debt investments, sales of our liquid investments and, if necessary, sales of our investments and/or assets, and we have no limits on the amounts we may fund from such sources;

•	the valuation of our investments may not be certain or transparent as a result of the highly volatile environments we operate in;

•	the purchase and repurchase prices for our shares are generally based on our prior month’s net asset value (“NAV”) and are not based on any public trading market;

•	future changes in laws or regulations and conditions in our operating areas;

•	our ability to raise additional funds to enable us to make additional investments and diversify the risk profile of our portfolio;

•	our ability to capitalize on potential investment opportunities on attractive terms;

•
adverse changes in the real estate and real estate capital markets could negatively impact our performance by making it more difficult for borrowers of our mortgage loans to satisfy their debt payment obligations, which could result in losses on our loan investments and/or make it more difficult for us to generate consistent or attractive risk-adjusted returns;

•	our ability to accurately identify or adequately evaluate potential risks in volatile investing environments with limited market liquidity or price transparency;

•
increased competition from entities engaged in mortgage lending and/or investing in assets similar to ours may limit our ability to originate or acquire desirable loans and investments or dispose of investments, and could also affect the yields of these investments and have a material adverse effect on our business, financial condition and results of operations;

•	the advent of any future epidemics, pandemics, or any other public health crises;

•	risks associated with investing outside of the United States;

•	the incurrence of contingent liabilities as a result of our investments, including our assumption of default risk or other third-party risks;

•
our use of financing arrangements, including certain repurchase facilities we become a party to from time to time, seller financing, secured and unsecured leveraged and other one-off financing solutions, could subject us to financial covenants and other covenants that could restrict our operations;

•
our ability to forecast correlations between the value of our portfolio and the direction of exchange rates, interest rates and the price of securities in order to effectively or appropriately mitigate risks associated with our investments;

•	risks associated with our hedging program, including our use of options and forward trading;

•	defaults by borrowers in paying debt service on outstanding indebtedness;

•	certain risks associated with limitations on our remedies under bankruptcy laws;

•	system failures and cybersecurity breaches;

•	substantial compliance costs that may be required to meet the constantly evolving legal and regulatory landscape for data protection and privacy;

•	potential misconduct and unauthorized conduct from third-party providers;

•
our ability to maintain our qualification as a REIT requires us to annually distribute at least 90% of our taxable income, and therefore, we may not be able to fund future capital needs, including financing for acquisitions, from our operating cash flow, and may need to rely on third-party sources for capital;

•	compliance with state and local laws, statutes, regulations and ordinances relating to pollution, the protection of the environment and human health and safety;

•	risks associated with joint ventures;

•	risks associated with our relationship with Fortress and the Adviser; and

•	changes to United States federal income tax laws.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions could also be inaccurate. In light of these and other uncertainties, the inclusion of a forward-looking statement in this Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved.

You should read this Form 10-Q and the documents that we reference herein and have filed as exhibits hereto with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Form 10-Q. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Form 10-Q, whether as a result of any new information, future events or otherwise.

For more information regarding these and other risks and uncertainties that we face, see the section entitled “Item 1A. Risk Factors” in our Registration Statement and any such updated factors included in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document (or our other filings).

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS	i

PART I - FINANCIAL INFORMATION	1

ITEM 1. FINANCIAL STATEMENTS	1
Condensed Consolidated Balance Sheets as of September 30, 2024 (Unaudited) and July 16, 2024	1
Condensed Consolidated Statements of Operations for the three months ended September 30, 2024 and for the period from June 4, 2024 (Date of Formation) through September 30, 2024 (Unaudited)	2
Condensed Consolidated Statements of Changes in Equity for the three months ended September 30, 2024 and for the period from June 4, 2024 (Date of Formation) through September 30, 2024 (Unaudited)	3
Condensed Consolidated Statement of Cash Flows for the period from June 4, 2024 (Date of Formation) through September 30, 2024 (Unaudited)	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	33
ITEM 4. CONTROLS AND PROCEDURES	35

PART II - OTHER INFORMATION	36

ITEM 1. LEGAL PROCEEDINGS	36
ITEM 1A. RISK FACTORS	36
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	36
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.	37
ITEM 4. MINE SAFETY DISCLOSURES	37
ITEM 5. OTHER INFORMATION	37
ITEM 6. EXHIBITS	39

SIGNATURES	40

v

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Fortress Credit Realty Income Trust
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

Assets	As of September 30, 2024 (Unaudited)	As of July 16, 2024
Commercial real estate loan investments, at fair value	$59,102	$—
Investments in real estate-related assets, at fair value	14,046	—
Cash and cash equivalents	38,283	50
Restricted cash	20,911	—
Other assets	1,850	—
Total assets	$134,192	$50

Liabilities and Equity
Liabilities
Subscriptions received in advance	$20,605	$—
Due to affiliate	4,016	—
Lender reserves	3,194	—
Accounts payable and accrued expenses	351	—
Distribution payable	525	—
Total liabilities	28,691	—

Commitments and contingencies (see Note 10)

Equity
Common stock - Class B shares, $0.01 par value per share, 4,351 and 0 shares issued and outstanding as of September 30, 2024 and July 16, 2024, respectively.	44	—
Common stock - Class E shares, $0.01 par value per share, 645 and 2,500 shares issued and outstanding as of September 30, 2024 and July 16, 2024, respectively.	6	—
Common stock - Class I shares, $0.01 par value per share, 250 and 0 shares issued and outstanding as of September 30, 2024 and July 16, 2024, respectively.	3	—
Additional paid-in capital	103,962	50
Accumulated deficit	(2,826)	—
Total stockholders’ equity	101,189	50
Non-controlling interests	4,312	—
Total equity	105,501	50
Total liabilities and equity	$134,192	$50

See accompanying notes to the condensed consolidated financial statements.

Fortress Credit Realty Income Trust
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	For the three months ended September 30, 2024	For the period from June 4, 2024 (Date of Formation) through September 30, 2024
Revenues
Interest income	$1,437	$1,437
Total revenues	1,437	1,437

Expenses
Organizational costs	2,412	2,412
General and administrative	1,093	1,093
Total expenses	3,505	3,505

Other income (expense)
Net unrealized loss on investments	(46)	(46)
Other income	106	106
Total other income (expense)	60	60

Net loss	(2,008)	(2,008)
Net income attributable to non-controlling interests	93	93
Net loss attributable to common stockholders	$(2,101)	$(2,101)

Net loss per share of common stock — basic and diluted	$(0.90)	$(1.17)
Weighted-average shares of common stock outstanding, basic and diluted	2,327	1,799

See accompanying notes to the condensed consolidated financial statements.

Fortress Credit Realty Income Trust
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in thousands)

	For the three months ended September 30, 2024
	Par Value
	Class B	Class E	Class I	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at June 30, 2024	$—	$—	$—	$—	$—	$—	$—	$—
Common stock issued	44	6	3	104,851	—	104,904	—	104,904
Offering costs	—	—	—	(889)	—	(889)	—	(889)
Net income (loss)	—	—	—	—	(2,101)	(2,101)	93	(2,008)
Distributions declared on common stock	—	—	—	—	(725)	(725)	—	(725)
Contributions of non-controlling interests	—	—	—	—	—	—	4,290	4,290
Distributions to non-controlling interests	—	—	—	—	—	—	(71)	(71)
Balance at September 30, 2024	$44	$6	$3	$103,962	$(2,826)	$101,189	$4,312	$105,501

	For the period from June 4, 2024 (Date of Formation) through September 30, 2024
	Par Value
	Class B	Class E	Class I	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at June 4, 2024 (Date of Formation)	$—	$—	$—	$—	$—	$—	$—	$—
Common stock issued	44	6	3	104,851	—	104,904	—	104,904
Offering costs	—	—	—	(889)	—	(889)	—	(889)
Net income (loss)	—	—	—	—	(2,101)	(2,101)	93	(2,008)
Distributions declared on common stock	—	—	—	—	(725)	(725)	—	(725)
Contributions of non-controlling interests	—	—	—	—	—	—	4,290	4,290
Distributions to non-controlling interests	—	—	—	—	—	—	(71)	(71)
Balance at September 30, 2024	$44	$6	$3	$103,962	$(2,826)	$101,189	$4,312	$105,501

See accompanying notes to the condensed consolidated financial statements.

Fortress Credit Realty Income Trust
Condensed Consolidated Statement of Cash Flows (Unaudited)
(in thousands)

For the period from June 4, 2024 (Date of Formation) through September 30, 2024
Cash flows from operating activities:
Net loss	$(2,008)
Adjustments to reconcile net loss to net cash provided by operating activities:
Organizational costs	2,412
Unrealized loss on investments	46
Other items	536
Net cash provided by operating activities	986

Cash flows from investing activities:
Funding of commercial real estate loan investments	(59,102)
Funding of investments in real estate-related assets	(15,412)
Change in lender reserves	3,194
Net cash used in investing activities	(71,320)

Cash flows from financing activities:
Proceeds from issuance of common stock	104,904
Subscriptions received in advance	20,605
Payment of distributions to common shareholders	(200)
Contributions of non-controlling interests	4,290
Distributions to non-controlling interests	(71)
Net cash provided by financing activities	129,528
Net change in cash, cash equivalents and restricted cash	59,194

Cash, cash equivalents and restricted cash, beginning of period	—
Cash, cash equivalents and restricted cash, end of period	$59,194

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$38,283
Restricted cash	20,911
Total cash, cash equivalents and restricted cash	$59,194

Non-cash investing and financing activities:
Distributions declared and unpaid	$525
Advanced offering costs due to affiliate	$889

See accompanying notes to the condensed consolidated financial statements.

Fortress Credit Realty Income Trust

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization and Business Purpose

Fortress Credit Realty Income Trust (“FCR” or the “Company”) was formed on June 4, 2024 (“Date of Formation”) as a Maryland statutory trust and intends to make an election to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ending December 31, 2024. The Company is managed by FCR Advisors, LLC, a Delaware limited liability company (the “Adviser”), an affiliate of the Company’s sponsor, Fortress Investment Group LLC, a Delaware limited liability company (“Fortress”).

The Company is a credit-focused diversified mortgage REIT that invests in the senior parts of the capital structure, with a focus on (i) floating rate loans across commercial real estate (“CRE”) debt (“CRE Debt”) and (ii) investments in real estate-related assets. The CRE Debt component originates, acquires, finances and manages a portfolio of primarily CRE debt investments, focused on senior secured, floating-rate CRE loans diversified across both geography and asset class. The Company’s CRE loans are expected to be primarily secured by properties located in the U.S., and include multifamily, industrial, hospitality and select other CRE asset classes, such as student housing, self-storage, retail and office. The investments in real estate-related assets component originates, acquires, finances and manages a portfolio of diversified residential real estate assets located across the U.S., including tax liens, second lien, jumbo and non-qualified mortgages, single-family rental loans, equity investments in mortgage servicing rights and other ancillary residential products.

The Company is authorized to issue an unlimited number of common shares of beneficial interests, par value $0.01 per share. Initially, the Company plans to offer up to $300 million in Class B shares in its primary offering (the “Initial Offering”), and up to $50 million in Class R shares, not including any shares issued pursuant to its distribution reinvestment plan or any Class E shares purchased by Fortress or employees, officers or directors of Fortress or its affiliates (including eligible family members). The share classes have different upfront selling commissions, dealer manager fees and ongoing shareholder servicing fees. The Company intends to undertake an offering of its shares through a continuous private placement offering under Regulation D of the Securities Act of 1933, as amended.

2.	Summary of Significant Accounting Policies

The Company believes the following significant accounting policies, among others, affect its more significant estimates and assumptions used in the preparation of the condensed consolidated financial statements.

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. Management believes it has made all necessary adjustments, consisting of only normal recurring items, so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s registration statement on Form 10, as amended as of July 16, 2024 initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 6, 2024 (as amended, the “Form 10”).

The Company consolidates all entities in which it has a controlling financial interest through majority ownership or voting rights and variable interest entities whereby the Company is the primary beneficiary.  In determining whether the Company has a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, the Company considers whether the entity is a variable interest entity (“VIE”) and whether it is the primary beneficiary. The Company is the primary beneficiary of a VIE when it has (i) the power to direct the most significant activities impacting the economic performance of the VIE and (ii) the obligations to absorb losses or receive benefits significant to the VIE.

For consolidated entities, the non-controlling partner’s share of the assets, liabilities, and operations of each entity is included in non-controlling interests as equity of the Company. The non-controlling partner’s interest is computed as the non-controlling interests’ ownership percentage. Any profit interest due to the owner is reported within non-controlling interest.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results may ultimately differ materially from those estimates.

Fair Value Option

The Company has elected the fair value option for certain eligible financial assets including commercial real estate loan investments and investments in real estate-related assets. These financial assets for which the Company has elected the fair value option are recorded in commercial real estate loan investments, at fair value and investments in real estate-related assets, at fair value on the Condensed Consolidated Balance Sheets.

The decision to elect the fair value option is determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. Assets measured at fair value pursuant to this guidance are required to be reported separately on the Company’s Condensed Consolidated Balance Sheets from those instruments using another accounting method.

The Company’s fair value option elections will be made in accordance with the guidance in ASC 825, Financial Instruments, that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets. In the cases of loans and securities investments for which the fair value option is elected, loan origination fees and costs related to the origination or acquisition of the instrument should be immediately recognized in earnings on the Condensed Consolidated Statements of Operations within other income. Unrealized gains and losses on assets for which the fair value option has been elected are also reported in earnings without deferral. This is because under the fair value option, a lender reports the instrument at its exit price (i.e., the price that would be received to sell the instrument in an orderly transaction), which reflects the market’s assessment of the instrument’s cash flows and risks and does not include any entity-specific costs or fees.

Commercial Real Estate Loan Investments

CRE loan investments structured as senior loans are secured by the borrower’s interest in underlying real estate and are recorded at fair value. Changes in the fair value are recorded as unrealized gain (loss) on investments, net in our Condensed Consolidated Statements of Operations.

Investments in Real Estate-Related Assets

Equity Investments

The Company has entered into a subscription agreement for an investment in a conventional mortgage servicing rights portfolio (“MSR”) and has agreed to purchase an aggregate of $150.0 million subscriptions. The subscription agreement was executed in connection with a joint venture agreement with a third party. Pursuant to the joint venture operating agreement, most major decisions related to the joint venture, including acquisitions thereof, and its assets require the consent of the Company. The Company also retains the unilateral right to cause the joint venture to take certain actions, including as to matters related to litigation, servicing and disposition of assets. The equity investments are recorded at fair value. Changes in the fair value are recorded as unrealized gain (loss) on investments, net in our Condensed Consolidated Statements of Operations.

Tax Lien Investments

Tax lien investments are legal claims against a residential or commercial property of an individual that fails to pay property taxes owed to the local government. When the lien is issued, a certificate evidences the amount owed on the property plus interest and penalties due. The Company records bid deposits as a component of other assets on the Condensed Consolidated Balance Sheets, which are refunded by the municipality if the Company does not win the bid. As of September 30, 2024, the Company recorded $0.9 million of bid deposits as a component of other assets on the Condensed Consolidated Balance Sheets. If the Company is subsequently awarded the lien certificate, the principal balance and accrued interest are recognized on the Condensed Consolidated Balance Sheets and recorded at fair value. Changes in the fair value are recorded as unrealized gain (loss) on investments, net in our Condensed Consolidated Statements of Operations.

Repurchase Agreements

The Company may finance CRE loan investments using a repurchase agreement and secure these financing transactions with the CRE loan investments. The repurchase agreements are, therefore, treated as collateralized financing transactions and recorded at par value in the Condensed Consolidated Balance Sheets and corresponding interest income and expense are reported on a gross basis in the Condensed Consolidated Statements of Operations. As of September 30, 2024, the Company has not financed any CRE loan investments.

Fair Value Measurement

In accordance with ASC 820, Fair Value Measurement, the Company defines fair value based on the price that would be received upon sale of an asset or the exit price that would be paid to transfer or settle a liability in an orderly transaction between market participants at the measurement date. The Company uses a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of the three broad levels described below:

Level 1 – Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

Level 2 – Observable inputs, other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed.

Inputs are used in applying the various valuation techniques and broadly refer to the assumptions that market participants use to make valuation decisions, including assumptions about risk. Inputs may include price information, volatility statistics, specific and broad credit data, liquidity statistics, and other factors. An investment’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes “observable” requires significant judgment by management. The Adviser considers observable data to be that market data, which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary and provided by multiple, independent sources that are actively involved in the relevant market. The categorization of an investment within the hierarchy is based upon the pricing transparency of the investment and does not necessarily correspond to management’s perceived risk of that investment.

The Company has elected the fair value option for investments in CRE loans and other real estate-related assets as the Company believes fair value provides a more accurate depiction of these assets’ values.

CRE loans are generally valued using discounted cash flow analyses incorporating discount rates and assumptions regarding the value of collateral (where appropriate). In determining the appropriate discount rate, reference may be made to published credit spreads on assets or securities of similar credit quality and term or recent market transactions in the case of performing loans. The valuation method used requires significant judgment, and therefore generally results in a Level 3 fair value classification.

Tax lien investments are generally valued using a yield analysis that considers expected cash flow collections based on pool level characteristics including but not limited to geography, seasonality, historical collection experience, and comparison of current market and collateral conditions to those present at origination or acquisition. The valuation method used requires significant judgment, and therefore generally results in a Level 3 fair value classification.

The Company’s equity investment in a conventional mortgage servicing rights portfolio is valued using a discounted cash flow analysis. The valuation method used requires significant judgment, and therefore generally results in a Level 3 fair value classification.

Cash and Cash Equivalents

The Company held $38.3 million of cash and cash equivalents as of September 30, 2024, which represents cash on hand, cash held in banks and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk.

Restricted Cash

As of September 30, 2024, restricted cash consists primarily of $20.6 million of cash received for subscriptions prior to the date in which the subscriptions are effective, which is held in a bank account controlled by the Company’s transfer agent but in the name of the Company. Other restricted cash consists of amounts reserved to service loan interests due to the Company.

Lender Reserves

As of September 30, 2024, the Company held $3.2 million in lender reserves. Lender reserves represent interest, tax and insurance on commercial real estate loans held by the Company on behalf of the borrower and are presented on Condensed Consolidated Balance Sheets as a liability.

Revenue Recognition

Interest income on loans and financial instruments is accrued based on the outstanding principal amount and contractual terms of the instrument. Origination fees are recorded directly in income on the Condensed Consolidated Statements of Operations within interest income and are not deferred.

Income Taxes

The Company intends to make an election to be taxed as a REIT under the Code, commencing with its taxable year ending December 31, 2024. The Company’s qualification as a REIT will depend upon its ability to meet, on a continuing basis, through actual investment and operating results, various complex requirements under the Code relating to, among other things, the sources of the Company’s gross income, the composition and value of the Company’s assets, the Company’s distribution levels and the diversity of ownership of the Company’s capital shares. The Company believes that it is organized in conformity with the requirements for qualification as a REIT under the Code and that its manner of operation enables the Company to meet the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with the Company’s taxable year ending December 31, 2024.

As a REIT, the Company generally will not be subject to U.S. federal income tax on its net taxable income that it distributes currently to its shareholders. Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute each year at least 90% of their REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. If the Company fails to qualify for taxation as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company’s income for that year will be taxed at regular corporate rates, and the Company would be disqualified from taxation as a REIT for the four taxable years following the year during which the Company ceased to qualify as a REIT. Even if the Company qualifies as a REIT for U.S. federal income tax purposes, it may still be subject to state and local taxes on its income and assets and to U.S. federal income and excise taxes on its undistributed income.

Organization and Offering Expense Reimbursement

The Adviser has agreed to advance all of our organization and offering expenses on our behalf (including legal, accounting (including NAV calculation), printing, mailing, subscription processing and filing fees and offering expenses, including costs associated with technology integration between our systems and those of our participating broker-dealers, due diligence expenses of participating broker-dealers supported by itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating broker-dealers, reimbursements for customary travel, lodging and meals, and fees, expenses and taxes related to the filing, registration and qualification of our shares or the sale thereof under federal and state laws, but excluding ongoing servicing fees) through August 1, 2025, the first anniversary of the initial closing of our private offering. We will reimburse the Adviser for all such advanced expenses ratably over the 60 months following August 1, 2025. For purposes of calculating our NAV, the organization and offering expenses paid by the Adviser on our behalf through such date will not be deducted as an expense until reimbursed by us. After August 1, 2025, we will reimburse the Adviser for any organization and offering expenses associated with our private offering that it incurs on our behalf as and when incurred. The Adviser may elect to receive all or a portion of any such reimbursements in the form of cash or Class E shares. To the extent that the Adviser elects to receive any portion of these reimbursements in Class E shares, we may repurchase such Class E shares from the Adviser at a later date and such repurchases of Class E shares will not be subject to the repurchase limits of our share repurchase plan or any Early Repurchase Deduction.

Earnings Per Share

Basic earnings/(loss) per share of common shares is determined by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings/(loss) per share is computed by dividing net earnings/(loss) attributable to shareholders for the period by the weighted average number of common shares and common share equivalents outstanding (unless their effect is antidilutive) for the period. There are no common share equivalents outstanding that would have a dilutive effect as a result of the net earnings/(loss), and accordingly, the weighted average number of common shares outstanding is identical for both basic and diluted shares.

Share-Based Compensation

Each of the trustees who are not affiliated with the Adviser or Fortress will receive $100,000 of Class E shares for services provided. The annual award of common shares will vest one year from the date of grant and will be based on the then-current per share transaction price of Class E shares at the time of issuance. The Company accounts for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. See “Note 6 – Equity” for additional information regarding share-based compensation.

Recently Adopted Accounting Pronouncements

In November of 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments are intended to increase reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of this guidance on the disclosures within its Condensed Consolidated Financial Statements.

3.	Commercial Real Estate Loan Investments

As of September 30, 2024, the Company held the following investments in senior secured CRE loans ($ in thousands):

Location	Property Type	Loan Amount (1)	Outstanding Principal	Fair Value	Interest Rate(2)	Maturity Date
New York	Multifamily	$12,500	$11,558	$11,558	9.13%	8/9/2026
New York	Multifamily	$9,250	$8,194	$8,194	9.13%	8/9/2026
New York	Multifamily	$3,800	$3,525	$3,525	9.06%	10/1/2026
California	Retail	$32,910	$30,500	$30,500	8.90%	9/26/2027
New York	Multifamily	$5,700	$5,325	$5,325	9.06%	10/1/2026

(1) Loan amount consists of outstanding principal balance plus unfunded loan commitments.

(2) Represents weighted average interest rate of the most recent interest period in effect for each loan as of period end. As of September 30, 2024, loans earn interest at the one-month term Secured Overnight Financing Rate (“SOFR”) of 5.16% plus a spread and are subject to a rate floor ranging from 4.00% to 5.38%.

4.	Investments in Real Estate-Related Assets

Equity Investments

As of September 30, 2024, the Company’s equity interest in a MSR portfolio was $8.9 million. The interest in the MSR portfolio represents $635.2 million of unpaid principal balance on residential mortgage loans.

Tax Lien Investments

As of September 30, 2024, the Company held the following tax lien investments ($ in thousands):

Location	Lien Count	Acquisition Date	Par Value	Fair Value
New Jersey	155	8/30/2024	$1,384	$1,384
Mississippi	755	9/4/2024	$3,778	$3,778

5.	Repurchase Agreement

On August 16, 2024, a subsidiary of the Company, FCR GS Seller I LLC, as seller (the “GS Seller I”), and Goldman Sachs Bank USA, as purchaser (“Goldman Sachs”), entered into a Master Repurchase Agreement (together with the related transaction documents, the “GS Seller I Repurchase Agreement”). The GS Seller I Repurchase Agreement provides financing of up to an aggregate of $500 million in connection with the acquisition and/or origination by the Company of certain loans as more particularly described in the GS Seller I Repurchase Agreement. Subject to the terms and conditions thereof, the GS Seller I Repurchase Agreement provides for the purchase, sale and repurchase of commercial mortgage loans, related mezzanine loans and participation interests in such commercial mortgage loans satisfying certain conditions set forth in the GS Seller I Repurchase Agreement (the “GS Seller I Repurchase Facility”). In connection with the GS Seller I Repurchase Agreement, the Company provided a guaranty (the “GS Guaranty I”), under which the Company (i) guarantees losses associated with customary non-recourse carve-outs with respect to the Company and the GS Seller I and (ii) agrees to satisfy certain financial covenants including minimum net worth, liquidity and interest coverage and maximum leverage. As of September 30, 2024, the Company had no outstanding repurchases.

6.	Equity

Authorized Capital

As of September 30, 2024, the Company had the authority to issue an unlimited number of preferred shares and six classes of common shares including Class B, Class R, Class S, Class D, Class I and Class E. Each class of common shares and preferred shares has a par value of $0.01. The Company’s board of trustees has the ability to establish the preferences and rights of each class or series of preferred shares, without shareholder approval, and as such, it may afford the holders of any series or class of preferred shares preferences, powers and rights senior to the rights of holders of common shares. The differences among the common share classes relate to ongoing servicing fees, management fees, performance participation allocation and share repurchase rights. Other than differences in fees and repurchase rights, each class of common shares has the same economic and voting rights.

Common Shares

For the three months ended September 30, 2024 and for the period from June 4, 2024 (Date of Formation) through September 30, 2024, the below tables detail the movement in the Company’s outstanding common shares (in thousands):

Three Months Ended September 30, 2024
	Class B	Class E	Class I	Total
June 30, 2024	—	—	—	—
Common shares issued	4,351	645	250	5,246
Distribution reinvestment	—	—	—	—
Class transfers	—	—	—	—
Common shares repurchased	—	—	—	—
September 30, 2024	4,351	645	250	5,246

From June 4, 2024 (Date of Formation) through September 30, 2024
	Class B	Class E	Class I	Total
June 4, 2024	—	—	—	—
Common shares issued	4,351	645	250	5,246
Distribution reinvestment	—	—	—	—
Class transfers	—	—	—	—
Common shares repurchased	—	—	—	—
September 30, 2024	4,351	645	250	5,246

Share and Unit Repurchases

The Company has adopted a share repurchase plan whereby, subject to certain limitations, shareholders may request, on a quarterly basis, that the Company repurchase all or any portion of their shares. The aggregate NAV of total repurchases of the Company’s common shares under the Company’s share repurchase plan is limited to no more than 5% of the Company’s aggregate NAV per quarter (measured using the average aggregate NAV attributable to shareholders as of the end of the immediately preceding three months). Shares issued to the Adviser and its affiliates as payment for management fees, performance fees or as reimbursements of expenses are subject to the repurchase plan but exempt from the redemption limitations.

The Company is not obligated to repurchase any shares, including shares held by the Adviser acquired as payment of the Adviser’s management fee or performance fee, and may choose to repurchase fewer shares than have been requested to be repurchased, or none at all, in its discretion at any time. Further, the Company’s board of trustees may make exceptions to, modify or suspend the Company’s share repurchase plan (including to make exceptions to the repurchase limitations or purchase fewer shares than such repurchase limitations) if it deems such action to be in the Company’s best interest. In the event that the Company determines to repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the quarter will be repurchased on a pro rata basis.

The Company had no repurchase requests from June 4, 2024 (Date of Formation) through September 30, 2024.

Distributions

The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income in accordance with GAAP, to its shareholders each year to comply with the REIT provisions of the Code. Each class of common shares receive the same gross distribution per share during the period.

For the three months ended September 30, 2024 and for the period from June 4, 2024 (Date of Formation) through September 30, 2024, the aggregate distributions declared for each applicable class of common shares are below:

	Three Months Ended September 30, 2024
	Class B	Class E	Class I(1)
Aggregate gross distributions declared per share of common shares	$0.2000	$0.2000	$0.1000

	From June 4, 2024 (Date of Formation) through September 30, 2024
	Class B	Class E	Class I(1)
Aggregate gross distributions declared per share of common shares	$0.2000	$0.2000	$0.1000

(1)	Shares were outstanding for a portion of the three months ended September 30, 2024 and for the period from June 4, 2024 (Date of Formation) through September 30, 2024.

Share Based Compensation

The Company accrued $100,000 of non-cash compensation expense as of September 30, 2024.

7.	Earnings Per Share

Basic earnings/(loss) per common share is determined by dividing net income/(loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. All classes of common shares are allocated income/(loss) at the same rate per share and receive the same gross distribution per share before class-specific fees and accruals/allocations. To the extent that class-specific fees and accruals/allocations are applicable they will be deducted to arrive at class specific net income/(loss) per share and net distribution rate per share.

For the three months ended September 30, 2024 and for the period from June 4, 2024 (Date of Formation) through September 30, 2024, net loss per common share is computed as below ($ in thousands, except per share data):

	Three Months Ended September 30, 2024
	Class B	Class E	Class I	Total
Net loss	$(1,698)	$(375)	$(28)	$(2,101)
Weighted average number of common shares outstanding	1,898	353	76	2,327
Net loss per common share	$(0.89)	$(1.06)	$(0.37)	$(0.90)

	From June 4, 2024 (Date of Formation) through September 30, 2024
	Class B	Class E	Class I	Total
Net loss	$(1,698)	$(375)	$(28)	$(2,101)
Weighted average number of common shares outstanding	1,467	273	59	1,799
Net loss per common share	$(1.16)	$(1.37)	$(0.47)	$(1.17)

8.	Fair Value of Financial Instruments

The following table presents the Company’s investment assets carried at fair value on a recurring basis in the Condensed Consolidated Balance Sheets by their level in the fair value hierarchy ($ in thousands):

	September 30, 2024
	Level I	Level II	Level III
Financial Assets:
Commercial real estate loan investments	$—	$—	$59,102

Investments in real estate-related assets:
Equity investments	—	—	8,884
Tax liens	—	—	5,162
Total	$—	$—	$73,148

The following table summarizes changes in investments during the period from June 4, 2024 (Date of Formation) through September 30, 2024 ($ in thousands):

	From June 4, 2024 (Date of Formation) through September 30, 2024
	Commercial Real Estate Loan Investments	Equity Investments	Tax Liens
Beginning balance	$—	$—	$—
Loan originations and fundings	59,102	8,930	5,162
Unrealized loss on investments	—	(46)	—
Ending balance	$59,102	$8,884	$5,162

The key unobservable inputs used in determining the fair value of the Company’s investments as of September 30, 2024 were as follows:

Level 3 Asset Category	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs	Impact to Valuation from an Increase in Input
Commercial real estate loan investments	$59,102	Discounted cash flow	Discount rate	8.46% - 9.23%	Decrease
Investments in real estate-related assets:
Equity investments	$8,884	Discounted cash flow	Discount rate	10.00% - 12.00%	Decrease
Tax liens	$5,162	Yield analysis	Yield	12.68% - 14.85%	Increase

9.	Related Party Transactions

Due to Affiliates

The Adviser has agreed to advance organization and offering costs on behalf of the Company (including legal, accounting and other expenses attributable to the organization, but excluding ongoing servicing fees) through August 1, 2025, the first anniversary of the initial closing of the Company’s private offering. The Company will reimburse the Adviser for all such advanced expenses ratably over the 60-month period following August 1, 2025. Any amount due to the Adviser but not paid will be recognized as a liability on the Condensed Consolidated Balance Sheets. As of September 30, 2024, the Adviser has incurred organization and offering expenses on the Company’s behalf of $3.3 million and are recorded as a component of due to affiliate on the Company’s Condensed Consolidated Balance Sheets.

The Adviser has agreed to advance certain operating costs, including debt issuance costs and general and administrative expenses, incurred through the earlier of (i) the date aggregate NAV is at least $300 million and (ii) December 31, 2024.  The Company will reimburse the Adviser for all such advanced operating expenses ratably over the 60 months following such date. As of September 30, 2024, the Adviser had incurred operating expenses, including general and administrative expenses of $0.7 million on behalf of the Company, that are recorded as a component of due to affiliates on the Condensed Consolidated Balance Sheets. After December 31, 2024, the Company will reimburse the Adviser for the use of accounting, information technology and operational services, software or other assets utilized to provide such services to the Company based on an allocation by the Adviser when incurred.

Management Fee

As compensation for its services provided pursuant to the management agreement, the Adviser, for Class S shares, Class D shares and Class I shares, will be paid a management fee of 1.25% of NAV per annum payable monthly, and for Class B shares, Class R shares and Class E shares, a management fee of 1.00% of NAV per annum payable monthly. The management fee paid in respect of any Class B shares or Class R shares that are purchased by a shareholder until March 31, 2025 will be waived. The management fee paid to the Adviser in respect of any Class E Shares will be waived by the Adviser for periods following the time that the Company qualifies as a “publicly offered REIT” for U.S. federal income tax purposes. As of September 30, 2024, the Company has not incurred any management fees.

Performance Fee

The Adviser may be entitled to a performance fee, which is accrued monthly and payable quarterly in arrears. The performance fee will be in an amount equal to 12.5% of the Company’s Core Earnings (as defined below) for the immediately preceding calendar quarter, subject to the “hurdle rate,” which is expressed as a rate of return on adjusted capital, equal to 1.25% per quarter, or an annualized hurdle rate of 5.0%.

Once the Company’s Core Earnings in any calendar quarter exceeds the hurdle rate, the Adviser is entitled to a “catch-up” fee equal to the amount of Core Earnings in excess of the hurdle rate, until the Company’s Core Earnings for such quarter exceeds the result of (i) the hurdle rate divided by (ii) 0.875 (or 1 minus 0.125) of adjusted capital. Thereafter, the Adviser is entitled to receive 12.5% of the Company’s Core Earnings. The Company will not pay the Adviser a performance fee with respect to the Class B shares, Class R shares or Class E shares.

For purposes of calculating the performance fee, “Core Earnings” means: the net income (loss) attributable to shareholders of Class S shares, Class D shares and Class I shares, computed in accordance with GAAP, including realized gains (losses) not otherwise included in GAAP net income (loss) and excluding (i) non-cash equity compensation expense, (ii) the performance fee, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, (v) one-time events pursuant to changes in GAAP, and (vi) certain non-cash adjustments and certain material non-cash income or expense items, in each case after discussions between the Adviser and the Company’s independent trustees and approved by a majority of the Company’s independent trustees. As of September 30, 2024, the Company has not incurred any performance fees.

10.	Commitments and Contingencies

Commitments and contingencies may arise in the ordinary course of business.  As of September 30, 2024, the Company had unfunded commitments of $141.1 million and $5.1 million related to its equity investments in mortgage servicing rights portfolio subscription agreement and CRE loan investments, respectively. The exact timing and amounts of such future fundings are uncertain.

As of September 30, 2024, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

11.	Subsequent Events

Investment Activity

Subsequent to September 30, 2024, the Company originated the following CRE loans ($ in thousands):

Location	Property Type	Origination Date	Loan Amount(1)	Outstanding Principal	Interest Rate	Maturity Date
Florida	Multifamily	10/2/2024	$21,780	$21,000	8.41%	10/2/2027
Louisiana	Multifamily	11/1/2024	$66,800	$66,500	8.19%	11/1/2026
Georgia	Hospitality	11/4/2024	$28,500	$28,500	9.85%	11/4/2027
New York	Multifamily	11/18/2024	$3,600	$3,410	8.39%	12/1/2026
Texas	Hospitality	11/20/2024	$27,200	$23,725	8.11%	11/20/2027
California	Multifamily	11/21/2024	$11,175	$9,550	7.49%	12/1/2027
California	Multifamily	11/25/2024	$12,000	$12,000	8.11%	12/1/2027
New York	Multifamily	11/26/2024	$33,750	$33,750	8.18%	11/25/2026
Oregon	Multifamily	12/4/2024	$58,000	$57,000	8.24%	1/1/2028
New York	Multifamily	12/9/2024	$6,875	$6,875	8.51%	12/9/2025

(1)	Loan amount consists of outstanding principal balance plus unfunded loan commitments

Subsequent to September 30, 2024, the Company made the following investments in tax liens ($ in thousands):

Location	Lien Count	Purchase Price
California	64,834	$64,648
Colorado	1,177	9,418
New Jersey	166	4,651
Illinois	265	2,518
Total	66,442	$81,235

Subsequent to September 30, 2024, the Company contributed $1.0 million to its equity investments in mortgage servicing rights portfolio subscription agreement.

Borrowing Activity

The table below summarizes the Company’s borrowings subsequent to September 30, 2024 ($ in thousands):

	Borrowings Outstanding	Maturity Date
Repurchase Agreements:
GS Seller I Repurchase Agreement	$119,246	8/16/2027
GS Seller III Repurchase Agreement	34,508	10/11/2027
Atlas Repurchase Agreement	14,027	10/11/2027
Total Repurchase Agreements	167,780
JPM Loan Agreement	4,462	5/8/2027
Total Borrowings	$172,243

Atlas Repurchase Agreement

On October 11, 2024, a subsidiary of the Company, FCR DC JV Atlas Seller I LLC, as seller (the “Atlas Seller”), and Atlas Securitized Product Investments 2, L.P., as administrative agent and buyer (“Atlas”), entered into a Master Repurchase Agreement (together with the related transaction documents, the “Atlas Repurchase Agreement”) to finance the acquisition and origination by the Company of up to $200 million of certain loans as more particularly described in the Atlas Repurchase Agreement. Subject to the terms and conditions thereof, the Atlas Repurchase Agreement provides for the purchase, sale and repurchase of commercial mortgage loans, related mezzanine loans and participation interests in such commercial mortgage loans satisfying certain conditions set forth in the Atlas Repurchase Agreement (the “Atlas Repurchase Facility”).

Advances under the Atlas Repurchase Agreement, with respect to each transaction, accrue interest at a per annum rate equal to Term SOFR for a one-month period (subject to a SOFR floor rate of 2.50%) plus 250 bps. The termination date of the Atlas Repurchase Facility is October 11, 2027, as such date may be extended with availability for new transactions pursuant to one or more one-year extension options, subject to satisfaction of certain customary conditions in accordance with the Atlas Repurchase Agreement.

In connection with the Atlas Repurchase Agreement, the Company provided a Guaranty (the “Atlas Guaranty”), under which the Company (i) guarantees losses associated with customary non-recourse carve-outs with respect to the Company and Atlas Seller and (ii) agrees to satisfy certain financial covenants including minimum net worth and liquidity. The Atlas Guaranty may become fully recourse to the Company up to the entire amount needed for Atlas Seller to repurchase the loans and interests in such loans comprising the Atlas Repurchase Facility if the Atlas Seller or FCR DC JV Atlas Pledgor LLC, a Delaware limited liability company, as equity pledgor, becomes the subject of a voluntary or involuntary proceeding under any bankruptcy, insolvency or similar law. The Company is also liable under the Atlas Guaranty for costs, expenses, damages and losses actually incurred by Atlas resulting from customary “bad boy” events pertaining to the Company and/or Atlas Seller as described in the Atlas Guaranty.

GS Seller Repurchase Agreement

On October 11, 2024, a subsidiary of the Company, FCR DC GS Seller III LLC, as seller (the “GS Seller III”), and Goldman Sachs, as purchaser, entered into a Master Repurchase Agreement (together with the related transaction documents, the “GS Seller III Repurchase Agreement”). On December 18, 2024, a subsidiary of the Company, FCR Key GS Seller II LLC, as seller (the “GS Seller II” and, together with the GS Seller I and GS Seller III, the “GS Sellers”), and Goldman Sachs, as purchaser, entered into a Master Repurchase Agreement (together with the related transaction documents, the “GS Seller II Repurchase Agreement” and, together with the GS Seller I Repurchase Agreement and GS Seller III Repurchase Agreement, the “GS Repurchase Agreements”). The GS Repurchase Agreements provide financing of up to an aggregate of $500 million in connection with the acquisition and/or origination by the Company of certain loans as more particularly described in the GS Repurchase Agreements. Subject to the terms and conditions thereof, the GS Repurchase Agreements provide for the purchase, sale and repurchase of commercial mortgage loans, related mezzanine loans and participation interests in such commercial mortgage loans satisfying certain conditions set forth in the GS Repurchase Agreements (collectively, the “GS Repurchase Facilities”).

Advances under the GS Repurchase Agreements accrue interest at a per annum rate equal to Term SOFR for a one-month period plus a margin as agreed upon by Goldman Sachs and the GS Sellers for each transaction. The termination date of the GS Repurchase Agreements is August 16, 2027, as such date may be extended with availability for new transactions pursuant to a one-year extension option and as such date may be further extended without availability for new transactions for an amortization extension period of up to one additional year, subject to satisfaction of certain customary conditions in accordance with the GS Repurchase Agreements.

In connection with the GS Repurchase Agreements, the Company provided guaranties (the “GS Guaranty I”, the “GS Guaranty II” and the “GS Guaranty III,” respectively, and collectively, the “GS Guaranties”), under which the Company (i) guarantees losses associated with customary non-recourse carve-outs with respect to the Company and the GS Sellers and (ii) agrees to satisfy certain financial covenants including minimum net worth, liquidity and interest coverage and maximum leverage. The GS Guaranties may become fully recourse to the Company up to the entire amount needed for the GS Sellers to repurchase the loans and interests in such loans comprising the GS Repurchase Facilities if the GS Sellers or the Company become the subject of a voluntary or involuntary proceeding under any bankruptcy, insolvency or similar law. The Company is also liable under the GS Guaranties for costs, expenses, damages and losses actually incurred by Goldman Sachs resulting from customary “bad boy” events pertaining to the Company and/or the GS Sellers as described in the GS Guaranties.

JPM Loan Agreement

On November 8, 2024, FCR TL Holdings LLC, an indirect, wholly-owned subsidiary of the Company (the “FCR TL”), as borrower, entered into a Loan and Security Agreement (the “Subsidiary Loan Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “Administrative Agent”), pursuant to which, among other things, the lenders from time to time party thereto agreed to make loans and other financial accommodations available to FCR TL on an uncommitted basis in an aggregate principal amount not to exceed $300 million (the “Subsidiary Loan”). Subject to the terms and conditions of the Subsidiary Loan Agreement, all amounts outstanding under the Subsidiary Loan Agreement will be due and payable in full on May 8, 2027, or such earlier date upon which the Subsidiary Loan Agreement shall terminate in accordance with the provisions thereof. Capitalized terms used herein and not otherwise defined herein shall have the meaning attributed to such terms in the Subsidiary Loan Agreement.

The obligations of FCR TL under the Subsidiary Loan Agreement are secured by, among other things, (i) substantially all of the assets of FCR TL and certain other direct and indirect subsidiaries of FCR TL, each of which has provided a guaranty of FCR TL’s obligations under the Subsidiary Loan Agreement, (ii) a pledge of the equity interests of FCR TL by its immediate parent entity, FCR TL Investors LLC, and (iii) all proceeds of the foregoing, in each case subject to certain exclusions set forth in the Subsidiary Loan Agreement and the other Subsidiary Loan Documents. Further, the Subsidiary Loan will bear interest at the greater of (i) a rate equal to daily simple SOFR and (ii) zero (0%), plus two percent (2.00%). The Subsidiary Loan is prepayable, in whole or in part, at any time without premium or penalty, in accordance with the terms of the Subsidiary Loan Agreement.

The Subsidiary Loan Agreement contains various restrictions and covenants applicable to FCR TL. Among other requirements, FCR TL may not exceed certain debt limitations and is subject to certain investment limitations, subject to certain carveouts described more fully therein.

The Subsidiary Loan Agreement also contains customary events of default. If an event of default under the Subsidiary Loan Agreement occurs and is continuing, then the Administrative Agent may declare any outstanding obligations under the Subsidiary Loan Agreement to be immediately due and payable. In addition, if FCR TL becomes the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the Subsidiary Loan Agreement will automatically become due and payable.

In connection with the Subsidiary Loan Agreement, the Company provided a Limited Guaranty (the “Limited Guaranty”), pursuant to which the Company (i) has agreed to guarantee losses associated with customary non-recourse carve-outs with respect to the Guarantors (as defined in the Limited Guaranty), FCR TL, FCR TL Investors LLC or any Eligible Asset Owner and (ii) agreed to satisfy certain financial covenants as set forth in the Subsidiary Loan Agreement, including minimum net worth and liquidity requirements. The Company is also liable under the Limited Guaranty for costs, expenses, damages and losses actually incurred by the Administrative Agent resulting from customary “bad boy” events pertaining to the Company as described more fully in the Limited Guaranty.

Amended Offering Documents

On November 18, 2024, the Company’s board of trustees authorized the Company to offer and sell new classes of common shares to be designated the “Class J-1 common shares”, “Class J-2 common shares” and “Class J-3 common shares”. The Class J-3 common shares will pay a 1.25% management fee and a 12.5% performance fee. The Class J-1 and Class J-2 common shares will pay a 1.00% management fee (which the Adviser has agreed to waive until March 31, 2025) and will not pay a performance fee.

On December 16, 2024, the Company’s board of trustees authorized the Company to rename the previously designated Class J-3 common shares to “Class J-4 common shares” and authorized the Company to offer and sell new classes of common shares to be designated the “Class J-3 common shares” and “Class J-5 common shares”. The Class J-5 common shares will pay a 1.25% management fee and a 12.5% performance fee. The Class J-3 common shares will pay a 1.00% management fee (which the Adviser has agreed to waive until March 31, 2025) and will not pay a performance fee.

Proceeds from the Issuance of Common Shares

On October 1, 2024, the Company issued and sold an aggregate of 1,021,026 common shares, consisting of 1,013,280 Class B shares, 5,000 Class I shares and 2,746 Class E shares for aggregate proceeds of $20.4 million, including shares issued pursuant to the Company’s distribution reinvestment plan.

On November 1, 2024, the Company issued and sold an aggregate of 422,819 common shares, consisting of 410,011 Class B shares, 12,461 Class I shares and 347 Class E shares for aggregate proceeds of $8.5 million, including shares issued pursuant to the Company’s distribution reinvestment plan.

On December 2, 2024, the Company issued and sold an aggregate of 4,838,996 common shares, consisting of 975,965 Class R shares, 3,377,140 Class B shares, 83 Class I shares and 485,808 Class E shares for aggregate proceeds of $97.1 million, including shares issued pursuant to the Company’s distribution reinvestment plan.

The Company has performed an evaluation of subsequent events through December 19, 2024, which is the date the condensed consolidated financial statements were issued. Other than those items previously disclosed, no other events have occurred that require consideration as adjustments to, or disclosures in, the condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to “we,” “us,” “our,” “FCR,” and the “Company” refer to Fortress Credit Realty Income Trust, together with its consolidated subsidiaries, unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under “Cautionary Statement Regarding Forward-Looking Statements” and in “Item 1A.—Risk Factors” in our Registration Statement.

Overview

Fortress Credit Realty Income Trust is a credit-focused diversified mortgage REIT, which will invest in the senior parts of the capital structure, with a focus on (i) floating rate loans across commercial real estate (“CRE”) debt (“CRE Debt”) and (ii) investments in real estate-related assets. We are externally managed by FCR Advisors LLC, our Adviser and an affiliate of Fortress.

The Company is a Maryland statutory trust formed on June 4, 2024 (“Date of Formation”); however, no activity occurred until August 2, 2024. The Company is a non-listed, perpetual life REIT that intends to make an election to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes commencing with our initial taxable year ending December 31, 2024. The Company generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to shareholders and maintain our qualification as a REIT.

As of September 30, 2024, we have received aggregate proceeds of $104.9 million from the sale of our common shares. The Company has primarily used the net proceeds to make investments in real estate debt as further described below under “Investment Portfolio.” The Company intends to continue selling common shares on a monthly basis.

Market Conditions and Trends

The Company’s businesses are materially affected by conditions in the financial markets and economic conditions in the U.S. and, to a lesser extent, elsewhere in the world.

During the third quarter of 2024, the persistence of both elevated inflation and interest rates, in conjunction with geopolitical uncertainty (including the conflict between Russia and Ukraine and the ongoing and developing conflicts in the Middle East), and uncertainty around future capital availability continued to weigh on industry deal activity and market valuations.

However, industry transaction volumes increased slightly compared to the previous quarter and are expected to continue to grow. Our business, focused on floating rate loans across CRE debt and residential loans and assets, continued to deploy significant capital across senior components of the capital structure. Our investors continue to benefit from the inflation-mitigating characteristics and long term risk adjusted returns of our credit-focused diversified mortgage REIT strategy.

We are continuing to closely monitor developments related to the macroeconomic factors that have contributed to market volatility, and to assess the impact of these factors on financial markets and on our business. Our future results may be adversely affected by slowdowns in fundraising activity and the pace of capital deployment. It remains difficult to predict the ultimate effects of these events on the financial markets, overall economy, and our financial statements. See “Item 1A. Risk Factors — Risks Related to Our Business and Operations” in our Registration Statement.

Recent Developments

Since September 30, 2024, and through and including the date hereof, we have (i) originated 10 CRE loans across the United States with an aggregate loan amount and outstanding principal amount of $269.7 million and $262.4 million, respectively, (ii) acquired tax liens on properties located in California, Colorado, New Jersey and Illinois for a combined purchase price of $81.2 million, (iii) contributed $1.0 million to our equity investments in our mortgage servicing rights portfolio subscription agreement, (iv) issued and sold an aggregate of 6,282,841 common shares in our private offering, resulting in proceeds of $126.0 million, (v) entered into repurchase agreements as described below and (vi) and authorized the sale of new common share classes as described below (see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 11. Subsequent Events—Investment Activity” and the section titled “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds”).

GS Repurchase Agreement

On October 11, 2024, a subsidiary of the Company, FCR DC GS Seller III LLC, as seller (the “GS Seller III”), and Goldman Sachs Bank USA, as purchaser (“Goldman Sachs”), entered into a Master Repurchase Agreement (together with the related transaction documents, the “GS Seller III Repurchase Agreement”). On December 18, 2024, a subsidiary of the Company, FCR Key GS Seller II LLC, as seller (the “GS Seller II” and, together with the GS Seller I (as defined below) and GS Seller III, the “GS Sellers”), and Goldman Sachs, as purchaser, entered into a Master Repurchase Agreement (together with the related transaction documents, the “GS Seller II Repurchase Agreement” and, together with the GS Seller I Repurchase Agreement (as defined below) and GS Seller III Repurchase Agreement, the “GS Repurchase Agreements”). The GS Repurchase Agreements provide financing of up to an aggregate of $500 million in connection with the acquisition and/or origination by the Company of certain loans as more particularly described in the GS Repurchase Agreements. Subject to the terms and conditions thereof, the GS Repurchase Agreements provide for the purchase, sale and repurchase of commercial mortgage loans, related mezzanine loans and participation interests in such commercial mortgage loans satisfying certain conditions set forth in the GS Repurchase Agreements (collectively, the “GS Repurchase Facilities”).

Advances under the GS Repurchase Agreements accrue interest at a per annum rate equal to Term SOFR for a one-month period plus a margin as agreed upon by Goldman Sachs and the GS Sellers for each transaction. The termination date of the GS Repurchase Agreements is August 16, 2027, as such date may be extended with availability for new transactions pursuant to a one-year extension option and as such date may be further extended without availability for new transactions for an amortization extension period of up to one additional year, subject to satisfaction of certain customary conditions in accordance with the GS Repurchase Agreements.

In connection with the GS Repurchase Agreements, the Company provided a guaranty (the “GS Guaranty II” and “GS Guaranty III” and, together with the GS Guaranty I (as defined below), the “GS Guaranties”), under which the Company (i) guarantees losses associated with customary non-recourse carve-outs with respect to the Company and the GS Sellers and (ii) agrees to satisfy certain financial covenants including minimum net worth, liquidity and interest coverage and maximum leverage. The GS Guaranties may become fully recourse to the Company up to the entire amount needed for the GS Sellers to repurchase the loans and interests in such loans comprising the GS Repurchase Facilities if the GS Sellers or the Company become the subject of a voluntary or involuntary proceeding under any bankruptcy, insolvency or similar law. The Company is also liable under the GS Guaranties for costs, expenses, damages and losses actually incurred by Goldman Sachs resulting from customary “bad boy” events pertaining to the Company and/or the GS Sellers as described in the GS Guaranties.

Atlas Repurchase Agreement

On October 11, 2024, a subsidiary of the Company, FCR DC JV Atlas Seller I LLC, as seller (the “Atlas Seller”), and Atlas Securitized Product Investments 2, L.P., as administrative agent and buyer (“Atlas”), entered into a Master Repurchase Agreement (together with the related transaction documents, the “Atlas Repurchase Agreement”) to finance the acquisition and origination by the Company of up to $200 million of certain loans as more particularly described in the Atlas Repurchase Agreement. Subject to the terms and conditions thereof, the Atlas Repurchase Agreement provides for the purchase, sale and repurchase of commercial mortgage loans, related mezzanine loans and participation interests in such commercial mortgage loans satisfying certain conditions set forth in the Atlas Repurchase Agreement (the “Atlas Repurchase Facility”).

Advances under the Atlas Repurchase Agreement, with respect to each transaction, accrue interest at a per annum rate equal to Term SOFR for a one-month period (subject to a SOFR floor rate of 2.50%) plus 250 bps. The termination date of the Atlas Repurchase Facility is October 11, 2027, as such date may be extended with availability for new transactions pursuant to one or more one-year extension options, subject to satisfaction of certain customary conditions in accordance with the Atlas Repurchase Agreement.

In connection with the Atlas Repurchase Agreement, the Company provided a guaranty (the “Atlas Guaranty”), under which the Company (i) guarantees losses associated with customary non-recourse carve-outs with respect to the Company and Atlas Seller and (ii) agrees to satisfy certain financial covenants including minimum net worth and liquidity. The Atlas Guaranty may become fully recourse to the Company up to the entire amount needed for Atlas Seller to repurchase the loans and interests in such loans comprising the Atlas Repurchase Facility if the Atlas Seller or FCR DC JV Atlas Pledgor LLC, a Delaware limited liability company, as equity pledgor, becomes the subject of a voluntary or involuntary proceeding under any bankruptcy, insolvency or similar law. The Company is also liable under the Atlas Guaranty for costs, expenses, damages and losses actually incurred by Atlas resulting from customary “bad boy” events pertaining to the Company and/or Atlas Seller as described in the Atlas Guaranty.

JPM Loan Agreement

On November 8, 2024, FCR TL Holdings LLC, an indirect, wholly-owned subsidiary of the Company (“FCR TL”), as borrower, entered into a Loan and Security Agreement (the “Subsidiary Loan Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “Administrative Agent”), pursuant to which, among other things, the lenders from time to time party thereto agreed to make loans and other financial accommodations available to FCR TL on an uncommitted basis in an aggregate principal amount not to exceed $300 million (the “Subsidiary Loan”). Subject to the terms and conditions of the Subsidiary Loan Agreement, all amounts outstanding under the Subsidiary Loan Agreement will be due and payable in full on May 8, 2027, or such earlier date upon which the Subsidiary Loan Agreement shall terminate in accordance with the provisions thereof. Capitalized terms used herein and not otherwise defined herein shall have the meaning attributed to such terms in the Subsidiary Loan Agreement.

The obligations of FCR TL under the Subsidiary Loan Agreement are secured by, among other things, (i) substantially all of the assets of FCR TL and certain other direct and indirect subsidiaries of FCR TL, each of which has provided a guaranty of FCR TL’s obligations under the Subsidiary Loan Agreement, (ii) a pledge of the equity interests of FCR TL by its immediate parent entity, FCR TL Investors LLC, and (iii) all proceeds of the foregoing, in each case subject to certain exclusions set forth in the Subsidiary Loan Agreement and the other Subsidiary Loan Documents. Further, the Subsidiary Loan will bear interest at the greater of (i) a rate equal to daily simple SOFR and (ii) zero (0%), plus two percent (2.00%). The Subsidiary Loan is prepayable, in whole or in part, at any time without premium or penalty, in accordance with the terms of the Subsidiary Loan Agreement.

The Subsidiary Loan Agreement contains various restrictions and covenants applicable to FCR TL. Among other requirements, FCR TL may not exceed certain debt limitations and is subject to certain investment limitations, subject to certain carveouts described more fully therein.

The Subsidiary Loan Agreement also contains customary events of default. If an event of default under the Subsidiary Loan Agreement occurs and is continuing, then the Administrative Agent may declare any outstanding obligations under the Subsidiary Loan Agreement to be immediately due and payable. In addition, if FCR TL becomes the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the Subsidiary Loan Agreement will automatically become due and payable.

In connection with the Subsidiary Loan Agreement, the Company provided a Limited Guaranty (the “Limited Guaranty”), pursuant to which the Company (i) has agreed to guarantee losses associated with customary non-recourse carve-outs with respect to the Guarantors (as defined in the Limited Guaranty), FCR TL, FCR TL Investors LLC or any Eligible Asset Owner and (ii) agreed to satisfy certain financial covenants as set forth in the Subsidiary Loan Agreement, including minimum net worth and liquidity requirements. The Company is also liable under the Limited Guaranty for costs, expenses, damages and losses actually incurred by the Administrative Agent resulting from customary “bad boy” events pertaining to the Company as described more fully in the Limited Guaranty.

Authorization of New Share Classes and Amended Offering Documents

On November 18, 2024, the Company’s board of trustees authorized the Company to offer and sell new classes of common shares to be designated the “Class J-1 common shares”, “Class J-2 common shares” and “Class J-3 common shares”. The Class J-3 common shares will pay a 1.25% management fee and a 12.5% performance fee. The Class J-1 and Class J-2 common shares will pay a 1.00% management fee (which the Adviser has agreed to waive until March 31, 2025) and will not pay a performance fee.

On December 16, 2024, the Company’s board of trustees authorized the Company to rename the previously designated Class J-3 common shares to “Class J-4 common shares” and authorized the Company to offer and sell new classes of common shares to be designated the “Class J-3 common shares” and “Class J-5 common shares”. The Class J-5 common shares will pay a 1.25% management fee and a 12.5% performance fee. The Class J-3 common shares will pay a 1.00% management fee (which the Adviser has agreed to waive until March 31, 2025) and will not pay a performance fee.

In connection with the authorization of new share classes, the Company amended its Fourth Amended and Restated Declaration of Trust, Fourth Amended and Restated Management Agreement, Second Amended and Restated Dealer Manager Agreement, share repurchase plan and distribution reinvestment plan, which are further described in “Item 5. Other Information”.

Emerging Growth Company Status

We are and will remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the date of an initial public offering pursuant to an effective registration statement under the Securities Act, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our shares less attractive because we may rely on some or all of these exemptions.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates.

Q3 2024 Highlights

Operating Results

•	We declared monthly net distributions totaling $0.7 million for the three months ended September 30, 2024. The details of our total returns are shown in the following table:

	Class B	Class S	Class D	Class I(2)	Class E
Inception-to-Date Total Return (1)	1.32%	—%	—%	0.81%	1.32%

(1)
Total return is calculated as the change in NAV per share during the respective periods plus any distributions per share declared in the period and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. The Company believes total return is a useful measure of the overall investment performance of our shares.

(2)	Shares were outstanding for a portion of the three months ended September 30, 2024.

Investment Activity

•	For the three months ended September 30, 2024, we originated the below senior secured CRE loans ($ in thousands):

Location	Property Type	Loan Amount (1)	Outstanding Principal	Fair Value	Interest Rate(2)	Maturity Date
New York	Multifamily	$12,500	$11,558	$11,558	9.13%	8/9/2026
New York	Multifamily	$9,250	$8,194	$8,194	9.13%	8/9/2026
New York	Multifamily	$3,800	$3,525	$3,525	9.06%	10/1/2026
California	Retail	$32,910	$30,500	$30,500	8.90%	9/26/2027
New York	Multifamily	$5,700	$5,325	$5,325	9.06%	10/1/2026

(1) Loan amount consists of outstanding principal balance plus unfunded loan commitments.

(2) Represents weighted average interest rate of the most recent interest period in effect for each loan as of period end. As of September 30, 2024, loans earn interest at the one-month term Secured Overnight Financing Rate (“SOFR”) of 5.16% plus a spread and are subject to a rate floor ranging from 4.00% to 5.38%.

•
On August 2, 2024, we entered into a subscription agreement for an equity investment in a conventional mortgage servicing rights portfolio. We have agreed to an aggregate capital commitment of $150.0 million and have funded $8.9 million as of September 30, 2024.

•	On August 30, 2024, we acquired 155 tax liens in New Jersey for a purchase price of $1.4 million.

•	On September 4, 2024, we acquired 755 tax liens in Mississippi for a purchase price of $3.8 million.

Capital Activity and Financings

•
On August 16, 2024, a subsidiary of the Company, FCR GS Seller I LLC, as seller (the “GS Seller I”), and Goldman Sachs, as purchaser, entered into a Master Repurchase Agreement (together with the related transaction documents, the “GS Seller I Repurchase Agreement”) to finance the acquisition and origination by the Company of up to $500 million of certain loans as more particularly described in the GS Seller I Repurchase Agreement. Subject to the terms and conditions thereof, the GS Seller I Repurchase Agreement provides for the purchase, sale and repurchase of commercial mortgage loans, related mezzanine loans and participation interests in such commercial mortgage loans satisfying certain conditions set forth in the GS Seller I Repurchase Agreement (the “GS Seller I Repurchase Facility”). In connection with the GS Seller I Repurchase Agreement, the Company provided a Guaranty (the “GS Guaranty I”), under which the Company (i) guarantees losses associated with customary non-recourse carve-outs with respect to the Company and GS Seller I and (ii) agrees to satisfy certain financial covenants including minimum net worth, liquidity and interest coverage and maximum leverage.

•	Raised proceeds of $104.9 million from the sale of our common shares for the period from June 4, 2024 (Date of Formation) through September 30, 2024.

Overall Portfolio

•	As of September 30, 2024, our portfolio was comprised of the following:

Asset Type	Fair Value	Fair Value as % of Overall Portfolio
Commercial real estate loans	$59,102	81%
Tax liens	5,162	7%
Equity investments	8,884	12%
Total	$73,148	100%

Results of Operations

The following table sets forth the results of our operations for the three months ended September 30, 2024 ($ in thousands, except per share data):

Three months ended September 30, 2024
Revenues
Interest income	$1,437
Total revenues	1,437

Expenses
Organizational costs	2,412
General and administrative	1,093
Total expenses	3,505

Other income (expense)
Net unrealized loss on investments	(46)
Other income	106
Total other income (expense)	60

Net loss	(2,008)
Net income attributable to non-controlling interests	93
Net loss attributable to common stockholders	$(2,101)
Net loss per share of common stock – basic and diluted	$(0.90)
Weighted-average shares of common stock outstanding, basic and diluted	2,327

Interest income

Interest Income

For the three months ended September 30, 2024, interest income was $1.4 million, primarily as a result of interest and origination fees earned on real estate related debt.

Other income (expense)

Net unrealized gain (loss) on investments

For the three months ended September 30, 2024, net unrealized gain (loss) on investments was ($46,100), primarily as a result of changes in fair value of equity investments.

Other income

For the three months ended September 30, 2024, other income was $0.1 million, primarily as a result of investment income from equity investment fees.

Expenses

Organizational costs

For the three months ended September 30, 2024, organizational costs were $2.4 million. These costs were incurred primarily in conjunction with the Company’s formation.

General and administrative

For the three months ended September 30, 2024, general and administrative costs were $1.1 million, primarily as a result of professional services and operating expenses.

The following table sets forth the results of our operations for the period from June 4, 2024 (Date of Formation) through September 30, 2024 ($ in thousands, except per share data):

For the period from June 4, 2024 (Date of Formation) through September 30, 2024
Revenues
Interest income	$1,437
Total revenues	1,437

Expenses
Organizational costs	2,412
General and administrative	1,093
Total expenses	3,505

Other income (expense)
Net unrealized loss on investments	(46)
Other income	106
Total other income (expense)	60

Net loss	(2,008)
Net income attributable to non-controlling interests	93
Net loss attributable to common stockholders	$(2,101)
Net loss per share of common stock – basic and diluted	$(1.17)
Weighted-average shares of common stock outstanding, basic and diluted	1,799

Interest income

Interest Income

For the period from June 4, 2024 (Date of Formation) through September 30, 2024, interest income was $1.4 million, primarily as a result of interest and origination fees earned on real estate related debt.

Other income (expense)

Net unrealized gain (loss) on investments

For the period from June 4, 2024 (Date of Formation) through September 30, 2024, net unrealized gain (loss) on investments was ($46,100), primarily as a result of changes in fair value of equity investments.

Other income

For the period from June 4, 2024 (Date of Formation) through September 30, 2024, other income was $0.1 million, primarily as a result of investment income from equity investment fees.

Expenses

Organizational costs

For the period from June 4, 2024 (Date of Formation) through September 30, 2024, organizational costs were $2.4 million. These costs were incurred primarily in conjunction with the Company’s formation.

General and administrative

For the period from June 4, 2024 (Date of Formation) through September 30, 2024, general and administrative costs were $1.1 million, primarily as a result of professional services and operating expenses.

Net Asset Value

EA RESIG, LLC, a subsidiary of Eisner Advisory Group LLC, calculates our NAV per share, which our Adviser subsequently reviews and confirms the calculations in connection therewith, in each case, in accordance with the valuation guidelines that have been approved by our board of trustees. Our total NAV presented in the following tables includes the NAV of our outstanding classes of common shares, which includes Class B, Class R, Class S, Class D, Class I and Class E common shares. The following table provides a breakdown of the major components of our NAV as of September 30, 2024 ($ in thousands):

Components of NAV	Amount
Commercial real estate loan investments	$59,102
Investments in real estate-related assets	14,046
Cash and cash equivalents	38,283
Restricted cash	20,911
Other assets	1,850
Subscriptions received in advance	(20,605)
Other liabilities	(4,045)
Non-controlling interests	(4,312)
Net Asset Value	$105,230
Number of outstanding shares	5,245

The following table provides a breakdown of our total NAV and NAV per share by class as of September 30, 2024 ($ in thousands, except per share data):

	NAV	Number of Outstanding Shares	NAV Per Share
Class B	$87,284	4,351	$20.0622
Class R	—	—	—
Class S	—	—	—
Class D	—	—	—
Class I	5,016	250	$20.0622
Class E	12,930	645	$20.0622
Total	$105,230	5,246

Distributions

Beginning on September 30, 2024, we declared monthly distributions for each class of our common shares, which are generally paid four days after month-end. The net distribution may vary for each class based on the applicable shareholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the Independent Brokerage Solutions LLC, as dealer manager, for further remittance to the applicable distributor.

The following table details the total net distribution for each of our share classes for the three months ended September 30, 2024:

Record Date	Class B	Class R	Class S	Class D	Class I	Class E
June 30, 2024	$—	$—	$—	$—	$—	$—
July 31, 2024	$—	$—	$—	$—	$—	$—
August 31, 2024	$0.1000	$—	$—	$—	$—	$0.1000
September 30, 2024	$0.1000	$—	$—	$—	$0.1000	$0.1000
Total	$0.2000	$—	$—	$—	$0.1000	$0.2000

For the three months ended September 30, 2024, we declared net distributions in the amount of $0.7 million. The Company intends for long-term cumulative distributions to be funded primarily from operating cash flows.

The following table details our distributions declared for the three months ended September 30, 2024 ($ in thousands):

	Three months ended September 30, 2024
	Amount	Percentage
Distributions
Payable in cash	$725	100%
Reinvested in shares	—	—%
Total distributions	$725	100%
Sources of Distributions
Cash flows from operating activities	$725	100%
Offering proceeds	—	0%
Total sources of distributions	$725	100%
Cash flows from operating activities	$725

Liquidity and Capital Resources

Liquidity

We believe we have sufficient liquidity to operate our business, with immediate liquidity comprised of cash and cash equivalents of $38.3 million and $500 million available under the GS Repurchase Agreement as of September 30, 2024. In addition to our immediate liquidity, we obtain incremental liquidity through the sale of our common shares, from which we generated proceeds of approximately $104.9 million for the three months ended September 30, 2024. In addition, we may incur indebtedness secured by our real estate and real estate debt investments, borrow money through unsecured financings, or incur other forms of indebtedness.

Our primary use of cash will be for (i) origination or acquisition of CRE debt and investments in real estate-related assets, (ii) the cost of operations (including the management fee and performance participation), (iii) debt service of any borrowings, (iv) periodic repurchases, including under our share repurchase plan, and (v) cash distributions (if any) to the holders of our common shares to the extent declared by our board of trustees.

Our cash needs for acquisitions and other capital investments will be funded primarily from the sale of common shares and through the incurrence or assumption of debt. We plan on fulfilling our outstanding commitment obligations for properties under development from the sale of common shares. Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We continue to believe that our current liquidity position is sufficient to meet the need of our expected investment activity.

Capital Resources

For the period from June 4, 2024 (Date of Formation) through September 30, 2024, we issued and sold 5,245,175 common shares, consisting of 4,350,675 Class B shares, 250,000 Class I shares and 644,500 Class E shares to accredited investors in our private offering, amounting to proceeds of $104.9 million as payment for such shares, including shares issued pursuant to our distribution reinvestment plan. During the three months ended September 30, 2024, we did not receive any repurchase requests for our common shares.

As of September 30, 2024, we had received aggregate proceeds of $104.9 million from the issuance and sale of common shares in our private offering and pursuant to our distribution reinvestment program. As of September 30, 2024, after giving effect to shares issued pursuant to our distribution reinvestment plan, share transfers, conversions, and redemptions we had an aggregate of 5,245,175 common shares outstanding, consisting of 4,350,675 Class B shares, 250,000 Class I shares and 644,500 Class E shares.

Cash Flows

Cash flows provided by operating activities were $1.0 million for the period from June 4, 2024 (Date of Formation) through September 30, 2024. The cash flows provided by operating activities were primarily due to interest income of $1.4 million.

Cash flows used in investing activities of $59.1 million and $15.4 million were used to fund CRE loan investments and real estate related assets, respectively.

Cash flows provided by financing activities were $129.5 million for the period from June 4, 2024 (Date of Formation) through September 30, 2024, attributable primarily due to $104.9 million from the issuance of our common shares and $20.6 million from subscriptions received in advance.

Future Cash Requirements

The following table aggregates our contractual obligations and commitments as of September 30, 2024.

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
MSR commitments	$141,100	$—	$—	$—	$141,100
CRE loan commitments	5,058	—	5,058	—	—
Advanced organizational and offering costs	3,302	—	1,100	1,320	882
Operating expense reimbursement	740	111	296	296	37
Total	$150,200	$111	$6,454	$1,616	$142,019

Critical Accounting Estimates

The preparation of our condensed consolidated financial statements in accordance with GAAP involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. The following is a summary of our significant accounting policies that we believe are the most affected by our judgments, estimates, and assumptions. See “Item 1. Financial Statements-Notes to Condensed Consolidated Financial Statements—Note 2. Summary of Significant Accounting Policies and Estimates” for further descriptions of the below accounting policies.

Fair Value Option

The guidance in ASC 825, Financial Instruments, provides a fair value option election that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets. In the cases of loans and investments in real estate-related assets for which the fair value option is elected, loan origination fees and costs related to the origination or acquisition of the instrument should be immediately recognized in earnings. Unrealized gains and losses on assets for which the fair value option has been elected are also reported in earnings without deferral. This is because under the fair value option, a lender reports the instrument at its exit price (i.e., the price that would be received to sell the instrument in an orderly transaction), which reflects the market’s assessment of the instrument’s cash flows and risks and does not include any entity-specific costs or fees.

As discussed in Note 2 – “Summary of Significant Accounting Policies” to our condensed consolidated financial statements, the Company has elected the fair value option for certain eligible financial assets including CRE loans and real estate-related investments.

The decision to elect the fair value option is determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. Assets measured at fair value pursuant to this guidance are required to be reported separately on the Company’s Condensed Consolidated Balance Sheets from those instruments using another accounting method.

Recent Accounting Pronouncements

In November of 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments are intended to increase reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of this guidance on the disclosures within its Condensed Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Quantitative and Qualitative Disclosures about Market Risk

The primary components of our market risk are related to interest rates, credit risk, credit market values, liquidity and foreign currency exchange rates. While we do not seek to avoid risk completely, we believe that risk can be quantified from historical experience, and we seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. Our net interest income is exposed to interest rate volatility primarily as a result of the floating rate nature of the investments we hold and the financing we place on them. Additionally, we may use company-level facilities featuring floating interest rates for liquidity and working capital purposes. Furthermore, we may make investments in fixed and floating rate debt securities; the value of our positions may increase or decrease depending on interest rate movements. Finally, interest rate changes may impact the demand for loans and the availability of financing needed to expand our investment portfolio.

A rise in the general level of interest rates can be expected to lead to higher debt service payment requirements relative to any variable rate investments we hold and to declines in the value of any fixed rate investments we may hold. Rising interest rates carry default risk to our borrowers, because cash flows from underlying properties may fall below the debt service payments due to us on the investments, triggering borrower liquidity covenants. Therefore, we expect to protect property cash flows by requiring borrowers to purchase interest rate caps, which provides a hedge against rising interest rates, whereby the borrower will receive excess cash if interest rates exceed predetermined strike prices. Furthermore, rising interest rates also cause our overall cost of borrowing to increase, partially or fully, offsetting any increase in elevated debt service payments received on our variable rate investments. In general, we will seek to match the interest rate characteristics of our investments with the interest rate characteristics of any related financing obligations. In instances where the interest rate characteristics of an investment and the related financing obligation are not matched, we may mitigate such disparity through the utilization of interest rate derivatives of the same or more similar characteristics to the related financing obligation. An increase in interest rates may result in an increase in our net investment income and the amount of the performance fee payable to the Adviser.

A decline in interest rates can be expected to lead to lower debt service payments received from any variable rate investments we may hold, decreases in the interest income earned on any floating rate investments we hold, and increases in the value of any fixed rate investments we hold. To mitigate the impact of reduced earnings as a result of declining interest rates, we expect to structure interest rate floors into each loan where the borrower will be required to pay minimum interest payments should interest rates fall below a predetermined rate. Additionally, reduced interest rates also cause our overall cost of borrowings to decrease. Because our borrowings do not typically feature interest rate floors, but our variable rate investments feature minimum interest payments due to us, declining interest rates may result in an increase to the Company’s net interest income and an increase in the amount of the performance fee payable to the Adviser.

As of September 30, 2024, we had no market sensitive instruments.

Credit Spread Risk

Credit spread risk is the risk that interest rate spreads between two different financial instruments will change. In general, U.S. fixed-rate commercial mortgage loans and CMBS are priced based on a spread to U.S. Treasury securities or interest rate swaps. We will generally benefit if credit spreads narrow during the time that we hold a portfolio of mortgage loans, CMBS and/or CLO investments, and we may experience losses if credit spreads widen during the time that we hold a portfolio of mortgage loans, CMBS and/or CLO investments. We actively monitor our exposure to changes in credit spreads and we may enter into credit total return swaps or take positions in other credit-related derivative instruments to moderate our exposure to losses associated with a widening of credit spreads.

Credit Risk

We are exposed to credit risk in our investments with respect to a borrower’s ability to make required debt service payments to us and repay the unpaid principal balance in accordance to the terms of the loan agreement. We manage this risk by conducting a credit analysis prior to making an investment and by actively monitoring our portfolio and the underlying credit quality, including subordination and diversification, of our investments on an ongoing basis. In addition, we re-evaluate the credit risk inherent in our investments on a regular basis taking into consideration a number of fundamental macro-economic factors such as gross domestic product, unemployment, interest rates, capital markets activity, retail sales, store closing/openings, corporate earnings, housing inventory, affordability and regional home price trends.

We are exposed to credit risk with respect to the tenants that occupy properties that serve as collateral to our investments. To mitigate this risk, we seek to avoid large single tenant exposure and we undertake a credit evaluation of major tenants prior to making a loan. This analysis includes extensive due diligence of a potential tenant’s creditworthiness and business, as well as an assessment of the strategic importance of the property to the tenant’s core business operations.

Finally, we may be exposed to counterparty credit risk under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We may seek to mitigate the credit risk associated with derivative instruments by entering into transactions with high-quality counterparties.

Market Value Risks

We may also be exposed to market value risk with respect to the fair value of our investments, including debt securities and borrowings due to changes in market conditions, including credit spreads, interest rates, property cash flows, and commercial property values that serve as collateral. We seek to manage our exposure to market risk by originating or acquiring investments secured by different property types located in diverse, but liquid markets with stable credit ratings. The fair value of our investments may fluctuate, therefore the amount we will realize upon any repayment, sale, or an alternative liquidation event is unknown.

Commercial property values are subject to volatility and may be adversely affected by a number of factors, including: national, regional and local economic conditions; local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes and/or tax and legal considerations. Changes in commercial property values are difficult to predict with accuracy. We model a range of valuation scenarios and the resulting impacts to our investments.

Liquidity Risk

Market disruptions may lead to a significant decline in transaction activity in all or a significant portion of the asset classes in which we intend to invest and may at the same time lead to a significant contraction in short-term and long-term debt and equity funding sources. A decline in liquidity of real estate and real estate-related investments, as well as a lack of availability of observable transaction data and inputs, may make it more difficult to sell our investments or determine their fair values. As a result, we may be unable to sell investments, or only be able to sell investments at a price that may be materially different from the fair values presented. Also, in such conditions, there is no guarantee that the Company’s borrowing arrangements or other arrangements for obtaining leverage will continue to be available or, if available, will be available on terms and conditions acceptable to us. In addition, a decline in market value of our assets may have particular adverse consequences in instances where we borrowed money based on the fair value of our assets. A decrease in the market value of our assets may result in the lender requiring us to post additional collateral or otherwise sell assets at a time when it may not be in our best interest to do so.

Foreign Currency Risk

Our loans and investments that are denominated in a foreign currency will also be subject to risks related to fluctuations in exchange rates. We generally expect to mitigate this exposure by hedging the net currency exposure of our foreign currency assets to the currency of the borrowings that finance those assets. As a result, we expect to reduce our exposure to changes in portfolio value related to changes in foreign exchange rates. However, our currency hedging strategies may not eliminate all of our currency risk due to, among other things, uncertainties in the timing and/or amounts of payments received on the related investments, and/or unequal, inaccurate, or unavailable hedges to offset changes in future exchange rates.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this quarterly report on Form 10-Q was made under the supervision and with the participation of our management, including our Co-Chief Executive Officers (“Co-CEOs”), who are our principal executive officers, and our Chief Financial Officer (“CFO”), who is our principal financial officer. Based upon this evaluation, our Co-CEOs and CFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we, the Adviser or Fortress may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. We may also be subject to regulatory proceedings. While the outcome of these legal or regulatory proceedings cannot be predicted with certainty, we may incur significant costs and expenses in connection with any such proceedings.

ITEM 1A.	RISK FACTORS

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in “Item 1A. Risk Factors” in our Registration Statement.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On July 16, 2024, we issued and sold 2,500 Class E shares to FIG LLC in connection with the Initial Capitalization at a price of $20.00 per share for an aggregate purchase price of $50,000. As of the date of this Form 10-Q, we have issued and sold an aggregate of 848,346 Class E shares to FIG LLC in connection with the Initial Capitalization for an aggregate purchase price of $20.0 million. These shares were issued and sold in reliance upon the available exemption from registration requirements of the Securities Act under Section 4(a)(2) thereof.

We are engaging in a continuous, unlimited private placement offering of our common shares to “accredited investors” (as defined in Rule 501 promulgated pursuant to the Securities Act) made pursuant to exemptions provided by Section 4(a)(2) of the Securities Act and applicable state securities laws.

On July 31, 2024, we entered into a subscription agreement (the “BTG Subscription Agreement”) with BTG Pactual NY Corporation (“BTG”), pursuant to which BTG agreed to purchase an aggregate of $100 million of our Class B shares in one or more closings, as determined by us in our sole discretion. BTG will have the option to acquire up to an additional $100 million of our Class B shares on the same terms as its initial purchase for a period of three years. As of the date of this Form 10-Q, we have issued and sold an aggregate of 4,993,024 Class B shares to BTG pursuant to the BTG Subscription Agreement for an aggregate purchase price of $100 million.

On September 3, 2024, we issued and sold an aggregate of 2,750,675 Class B shares, 250,000 Class I shares and 244,500 Class E shares for aggregate proceeds of $64.9 million, which includes the shares issued to FIG LLC and BTG as described above.

As of September 30, 2024, we had received aggregate proceeds of $104.9 million from the issuance and sale of common shares in our private offering and pursuant to our distribution reinvestment program. As of September 30, 2024, after giving effect to shares issued pursuant to our distribution reinvestment plan, share transfers, conversions, and redemptions we had an aggregate of 5,245,175 common shares outstanding, consisting of 4,350,675 Class B shares, 250,000 Class I shares and 644,500 Class E shares.

Each of the foregoing shares have been issued and sold in reliance upon the available exemption from registration requirements of the Securities Act under Section 4(a)(2) thereof and Regulation D thereunder.

Share Repurchases

The Company has adopted a share repurchase plan whereby, subject to certain limitations, shareholders may request, on a quarterly basis, that the Company repurchase all or any portion of their shares. For Class S shares, Class D shares, Class I shares and Class E shares held for less than one year, there is a 2% early purchase deduction applied to the repurchase price to shareholders, subject to certain exceptions. Class B shares and Class R shares may only be repurchased to the extent they have been outstanding for at least two years. The Company is not obligated to repurchase any shares and may choose to repurchase fewer shares than have been requested to be repurchased, or none at all, in its discretion at any time, and the amount of shares the Company may repurchase is subject to caps. Further, the Company’s board of trustees may make exceptions to, modify or suspend the Company’s share repurchase plan (including to make exceptions to the repurchase limitations or repurchase fewer shares than such repurchase limitations) if it deems in its reasonable judgment such action to be in the Company’s best interest and the best interest of the Company’s shareholders. In the event that the Company determines to repurchase some but not all of the shares submitted for repurchase during any quarter, shares repurchased at the end of the quarter will be repurchased on a pro-rata basis.

The Company had no repurchase requests for the period from June 4, 2024 (Date of Formation) through September 30, 2024.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Fifth Amended and Restated Declaration of Trust

On December 16, 2024, the Company adopted the Fifth Amended and Restated Declaration of Trust (the “Amended Declaration of Trust”).

Pursuant to the Amended Declaration of Trust, the Company has established a new series of Class J-3 common shares, par value $0.01 per share (the “Class J-3 shares”), and Class J-5 common shares, par value $0.01 per share (the “Class J-5 shares” and, together with the Class J-3 shares, the “New Shares”).

In connection with the establishment of the New Shares and substantially concurrently with the Company’s adoption of the Amended Declaration of Trust, the Company renamed the existing series of Class J-3 common shares, par value $0.01 per share (the “Legacy Class J-3 shares”), as Class J-4 common shares (the “Class J-4 shares”). Other than the name change effectuated under the Amended Declaration of Trust, the Class J-4 shares are identical to the Legacy Class J-3 shares in all respects, including as it relates to preferences, rights, voting powers, restrictions and limitations.

The preferences, rights, voting powers, restrictions and limitations of redemptions for the Class J-3 shares are substantially similar to the preferences, rights, voting powers, restrictions and limitations of the Company’s existing Class B common shares (except for certain voting rights contained in the Company’s Amended Declaration of Trust that are specific to the Class B common shares), and the preferences, rights, voting powers, restrictions and limitations of redemptions for the Class J-5 shares are substantially similar to the preferences, rights, voting powers, restrictions and limitations of the Company’s existing Class I common shares, in each case, including the same proportional rights to the Company’s assets.

The foregoing description is only a summary of the material provisions of the Amended Declaration of Trust and is qualified in its entirety by reference to the full text of the Amended Declaration of Trust, which is filed as Exhibit 3.1 hereto and incorporated by reference herein.

Fourth Amended and Restated Management Agreement

On December 16, 2024, the Company and the Adviser entered into the Fourth Amended and Restated Management Agreement (the “Amended Management Agreement”). The Amended Management Agreement has been amended and restated to reflect the inclusion of the New Shares. The Amended Management Agreement, including the terms and conditions set forth therein prior to the amendment, otherwise remains unchanged.

The foregoing description is only a summary of the material provisions of the Amended Management Agreement and is qualified in its entirety by reference to the full text of the Amended Management Agreement, which is filed as Exhibit 10.1 hereto and incorporated by reference herein.

Third Amended and Restated Dealer Manager Agreement

On December 16, 2024, the Company, the Adviser and Independent Brokerage Solutions LLC (in such capacity, the “Dealer Manager”) entered into the Third Amended and Restated Dealer Manager Agreement (the “Amended Dealer Manager Agreement”). The Amended Dealer Manager Agreement has been amended and restated to reflect the inclusion of the New Shares. The Amended Dealer Manager Agreement, including the terms and conditions set forth therein prior to the amendment, otherwise remains unchanged.

The foregoing description is only a summary of the material provisions of the Amended Dealer Manager Agreement and is qualified in its entirety by reference to the full text of the Amended Dealer Manager Agreement, which is filed as Exhibit 10.2 hereto and incorporated by reference herein.

Amended and Restated Share Repurchase Plan

Effective December 16, 2024, the Company’s board of trustees amended the Company’s share repurchase plan (the “Share Repurchase Plan”) to incorporate the New Shares in the Share Repurchase Plan. The Share Repurchase Plan otherwise remains unchanged.

The foregoing description is only a summary of the material provisions of the Share Repurchase Plan and is qualified in its entirety by reference to the full text of the Share Repurchase Plan, which is filed as Exhibit 4.2 hereto and incorporated by reference herein.

Amended and Restated Distribution Reinvestment Plan

Effective December 16, 2024, the Company’s board of trustees amended the Company’s distribution reinvestment plan (the “DRIP”) to incorporate the New Shares. The DRIP otherwise remains unchanged.

The foregoing description is only a summary of the material provisions of the DRIP and is qualified in its entirety by reference to the full text of the DRIP, which is filed as Exhibit 4.1 hereto and incorporated by reference herein.

Repurchase Agreement

On December 18, 2024, GS Seller II, as seller, a subsidiary of the Company, and Goldman Sachs, as purchaser, entered into the GS Seller II Repurchase Agreement. On October 11, 2024, GS Seller III, as seller, a subsidiary of the Company, and Goldman Sachs, as purchaser, entered into the GS Seller III Repurchase Agreement. On August 16, 2024, GS Seller I, as seller, a subsidiary of the Company, and Goldman Sachs, as purchaser, entered into the GS Seller I Repurchase Agreement. The GS Repurchase Agreements provide financing of up to an aggregate of $500 million in connection with the acquisition and/or origination by the Company of certain loans as more particularly described in the GS Repurchase Agreements. Subject to the terms and conditions thereof, the GS Repurchase Agreements provide for the purchase, sale and repurchase of commercial mortgage loans, related mezzanine loans and participation interests in such commercial mortgage loans satisfying certain conditions set forth in the GS Repurchase Agreements.

Advances under the GS Repurchase Agreements accrue interest at a per annum rate equal to Term SOFR for a one-month period plus a margin as agreed upon by Goldman Sachs and the GS Sellers for each transaction. The termination date of the GS Seller II Repurchase Agreement is August 16, 2027, as such date may be extended with availability for new transactions pursuant to a one-year extension option and as such date may be further extended without availability for new transactions for an amortization extension period of up to one additional year, subject to satisfaction of certain customary conditions in accordance with the GS Repurchase Agreements.

In connection with the GS Repurchase Agreements, the Company provided the GS Guaranties, under which the Company (i) guarantees losses associated with customary non-recourse carve-outs with respect to the Company and the GS Sellers and (ii) agrees to satisfy certain financial covenants including minimum net worth, liquidity and interest coverage and maximum leverage. The GS Guaranties may become fully recourse to the Company up to the entire amount needed for the GS Sellers to repurchase the loans and interests in such loans comprising the GS Repurchase Facilities if the GS Sellers or the Company become the subject of a voluntary or involuntary proceeding under any bankruptcy, insolvency or similar law. The Company is also liable under the GS Guaranties for costs, expenses, damages and losses actually incurred by Goldman Sachs resulting from customary “bad boy” events pertaining to the Company and/or the GS Sellers as described in the GS Guaranties.

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2024, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.	EXHIBITS

(b) Exhibits

3.1
Fourth Amended and Restated Declaration of Trust of the Company, dated November 18, 2024 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on November 22, 2024)

3.2	Fifth Amended and Restated Declaration of Trust of the Company, dated December 16, 2024
3.3
Amended and Restated Bylaws of the Company, as adopted July 31, 2024 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10 (File No. 000-56685) initially filed with the SEC on September 6, 2024)

4.1	Amended and Restated Distribution Reinvestment Plan adopted by the Company, effective as of December 16, 2024
4.2	Amended and Restated Share Repurchase Plan
10.1	Fourth Amended and Restated Management Agreement, dated December 16, 2024, by and among the Company and the Adviser
10.2	Third Amended and Restated Dealer Manager Agreement, dated December 16, 2024, by and among the Company, the Adviser and the Dealer Manager
10.3
Subscription Agreement, dated July 15, 2024, by and between the Company and FIG LLC  (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 (File No. 000-56685) initially filed with the SEC on September 6, 2024)

10.4
Subscription Agreement, dated July 31, 2024, by and between the Company and BTG Pactual NY Corporation (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 (File No. 000-56685) initially filed with the SEC on September 6, 2024)

10.5
Master Repurchase Agreement, dated August 16, 2024, by and between FCR GS Seller I LLC, as seller, and Goldman Sachs Bank USA, as purchaser (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10 (File No. 000-56685) initially filed with the SEC on September 6, 2024)

10.6
Guaranty, dated August 16, 2024, made by the Company, as guarantor, for the benefit of Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10 (File No. 000-56685) initially filed with the SEC on September 6, 2024)

10.7	Master Repurchase Agreement, dated October 11, 2024, by and between FCR DC GS Seller III LLC, as seller, and Goldman Sachs Bank USA, as purchaser (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form 10 (File No. 000-56685) filed with the SEC on October 18, 2024)

10.8	Guaranty, dated October 11, 2024, made by the Company, as guarantor, for the benefit of Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form 10 (File No. 000-56685) filed with the SEC on October 18, 2024)

31.1	Certification of the Co-Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith*
31.2	Certification of the Co-Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith*
31.3	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith*
32.1	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith*
32.2	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith*
32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith*
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Schema **
101.CAL	XBRL Taxonomy Definition **
101.DEF	XBRL Taxonomy Calculation **
101.LAB	XBRL Taxonomy Labels **
101.PRE	XBRL Taxonomy Presentation **
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)**

* The certifications furnished in Exhibits 32.1, 32.2 and 32.3 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

** The financial information contained in these XBRL documents is unaudited

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fortress Credit Realty Income Trust

By:	/s/ Avraham Dreyfuss
	Name:	Avraham Dreyfuss
	Title:	Chief Financial Officer
	Date:	December 19, 2024