Form 10-K
period 2024-12-31
FORTRESS CREDIT REALTY INCOME TRUST
filed 2025-03-28
CIK 2026738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-56685

Fortress Credit Realty Income Trust

(Exact name of registrant as specified in its charter)

Maryland	99-3367363
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1345 Avenue of the Americas New York, NY	10105
(Address of principal executive offices)	(Zip Code)

(212) 798-6100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Class B common shares of beneficial interest, $0.01 par value per share

Class R common shares of beneficial interest, $0.01 par value per share

Class J-1 common shares of beneficial interest, $0.01 par value per share

Class J-2 common shares of beneficial interest, $0.01 par value per share

Class J-3 common shares of beneficial interest, $0.01 par value per share

Class J-4 common shares of beneficial interest, $0.01 par value per share

Class J-5 common shares of beneficial interest, $0.01 par value per share

Class S common shares of beneficial interest, $0.01 par value per share

Class D common shares of beneficial interest, $0.01 par value per share

Class I common shares of beneficial interest, $0.01 par value per share

Class E common shares of beneficial interest, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common shares held by non-affiliates of the registrant: There is currently no established public market for the registrant’s common shares.

As of March 28, 2025, the issuer had the following shares outstanding: 17,652,242 Class B common shares, 3,577,973 Class R common shares, 8,365,205 Class J-1 common shares, 2,250,738 Class J-2 common shares, 184,045 Class I common shares and 1,274,059 Class E common shares.

Documents Incorporated by Reference: None.

Form 10-K

Year Ended December 31, 2024

USE OF CERTAIN DEFINED TERMS

In this annual report on Form 10-K (this “Annual Report”), the following terms shall have the meanings set forth below, except where the context suggests otherwise:

•
“we,” “us,” “our,” “FCR,” and the “Company” refer to Fortress Credit Realty Income Trust, together with its consolidated subsidiaries;
•
“Adviser” refers to FCR Advisors LLC, a Delaware limited liability company, and wholly-owned subsidiary of “FIG LLC,” a wholly-owned subsidiary of Fortress;
•
“Class R Share Maximum Amount” means up to $50 million in our private offering, which the Company reserves the right to increase at its discretion, in any combination of Class R shares;
•
“Class R Share Offering Period” means the period from the commencement of our private offering until we accept subscriptions for the Class R Share Maximum Amount;
•
“Dealer Manager” refers to Independent Brokerage Solutions LLC;
•
“Fortress” refers to Fortress Investment Group LLC, a Delaware limited liability company;
•
“Fortress Affiliates” means all of Fortress’ affiliates, partners, members, shareholders, officers, directors and employees. Except where otherwise specifically stated herein, Fortress Affiliates does not include the indirect owner(s) of Fortress, and any person controlling, controlled by or under common control with such indirect owner(s) that is not also controlled by Fortress (the “Fortress Owner Group”);
•
“Fortress Managed Accounts” means investment companies, pooled investment vehicles and/or other accounts (including accounts of institutional clients, pension plans, co-investment vehicles and certain high net worth individuals) that the Adviser and its affiliates manage assets for, or may in the future manage assets for. Except where otherwise specifically stated herein, Fortress Managed Accounts does not include funds and accounts managed by a member of the Fortress Owner Group;
•
“GAAP” means generally accepted accounting principles in the United States;
•
“Initial Share Maximum Amount” means up to $300 million in our private offering, which the Company reserves the right to increase at its discretion, in any combination of Class B shares;
•
“Initial Share Offering Period” means the period from the commencement of our private offering until we accept subscriptions for the Initial Share Maximum Amount; and
•
“shareholders” refers to holders of our common shares of beneficial interest, par value $0.01 per share (the “shares” or “common shares”). There are eleven classes of shares available to investors through the Company: Class B (“Class B” or the “Class B shares”), Class R (“Class R” or the “Class R shares”), Class J-1 (“Class J-1” or the “Class J-1 shares”), Class J-2 (“Class J-2” or the “Class J-2 shares”), Class J-3 (“Class J-3” or the “Class J-3 shares”), Class J-4 (“Class J-4” or the “Class J-4 shares”), Class J-5 (“Class J-5” or the “Class J-5 shares”), Class S (“Class S” or the “Class S shares”), Class D (“Class D” or the “Class D shares”), Class I (“Class I” or the “Class I shares”) and Class E (“Class E” or the “Class E shares”) (each a “class”).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements, which relate to future events or the future performance or financial condition of Fortress Credit Realty Income Trust (the “Company,” “we,” “us,” or “our”). Forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “target,” “project,” “estimate,” “intend,” “continue” or “believe” or the negatives thereof or other variations thereon or comparable terminology, although not all forward-looking statements include these words. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Some of the statements in this Annual Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Annual Report may include statements as to:

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
•
actual and potential conflicts of interest with the Adviser or any of its affiliates;
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

The forward-looking statements contained in this Annual Report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” in this Annual Report. Other factors that could cause our actual results to differ materially include:

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
•
distributions are not guaranteed and may be funded from sources other than cash flow from operations, including, without limitation, borrowings, offering proceeds (including from sales of our shares to Fortress Affiliates), proceeds from repayments of our real estate debt investments, sales of our liquid investments and, if necessary, sales of our investments and/or assets, and we have no limits on the amounts we may fund from such sources;
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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions could also be inaccurate. In light of these and other uncertainties, the inclusion of a forward-looking statement in this Annual Report should not be regarded as a representation by us that our plans and objectives will be achieved.

You should read this Annual Report and the documents that we reference herein and have filed as exhibits hereto with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Annual Report. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Annual Report, whether as a result of any new information, future events or otherwise.

For more information regarding these and other risks and uncertainties that we face, see the section entitled “Item 1A. Risk Factors” and any such updated factors included in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document.

SUMMARY RISK FACTORS

The following is only a summary of the principal risks that may adversely affect our business, financial condition and results of operations and cash flows. The following should be read in conjunction with the complete discussion of risk factors we face, which are set forth below under “Item 1A. Risk Factors.” Some of the more significant risks relating to our business and ownership of our shares include:

Risks Related to Our Business and Operations

•
If we are unable to raise substantial additional funds, we will be limited in the number and type of investments we make and the value of your investment in us will fluctuate with the performance of the specific assets we acquire.
•
We face risks associated with the deployment of our capital.
•
We may be unable to successfully integrate new investments and manage our growth.
•
The valuation of our investments may not be certain or transparent as a result of the highly volatile environments we operate in.
•
We may be adversely affected by economic conditions and other events or occurrences that negatively affect the general economy in the United States or in markets in which the properties securing our investments are geographically concentrated.
•
Our investments may be concentrated and are subject to risk of default.
•
Inflation risks or changes in interest rates may have an adverse impact on our returns.
•
Our business and operations could suffer in the event of system failures or cybersecurity breaches.
•
Our business may be adversely affected by the impact on the financial markets due to recent bank failures.
•
The mortgage loans in which we invest and the mortgage loans underlying the mortgage securities in which we invest are subject to delinquency, foreclosure and loss, which could result in losses to us.
•
We may be adversely affected by prepayments of our debt investments by borrowers.
•
Compliance or failure to comply with regulatory requirements could result in substantial costs.

Risks Related to Our Relationship with Fortress, Our Adviser and the Management Agreement

•
We depend on the Adviser to select our investments and otherwise conduct our business.
•
We pay incentive and management fees and other expenses to our Adviser, which payments increase the risk that you will not earn a profit on your investment.
•
There are conflicts of interest in our relationships with our Adviser, which could result in outcomes that are not in our best interests.
•
The Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Fortress over us, which may result in conflicts of interest that could be harmful to us.
•
We may compete for capital and investment opportunities with other entities managed by our Adviser or its affiliates, subjecting our Adviser to certain conflicts of interest.

Risks Related to Our Organization and Structure

•
We have a limited operating history and there is no assurance that we will be able to successfully achieve our investment objectives.
•
Our shareholders generally have limited voting rights.

•
Our Declaration of Trust contains provisions that may delay, defer or prevent an acquisition of our shares or a change of control and that provide Fortress with substantial control of us.

Risks Related to Debt Financing

•
There are risks associated with entering into financing arrangements, such as warehouse repurchase facilities and credit facilities, and such arrangements may contain provisions that expose us to particular risk of loss.
•
We are subject to certain risks related to using secured leverage, including having parties seek recourse against the Company’s assets generally, and such recourse may not be limited to any particular investment or asset.
•
The amount of our debt may subject us to increased risk of loss and could adversely affect our results of operations and financial condition.
•
We may encounter adverse changes in the credit markets.

Risks Related to Tax Laws and Regulations

•
We may fail to qualify as a REIT.
•
REIT distribution requirements may limit our available cash.
•
Complying with REIT requirements may cause us to forgo otherwise attractive business opportunities.

Risks Related to Ownership of Our Shares

•
The cash available for distribution to shareholders may not be sufficient to pay dividends at expected levels, nor can we assure shareholders of our ability to make distributions in the future.
•
The ability of our shareholders to have their shares repurchased through our share repurchase plan is limited. We may choose to repurchase fewer shares than have been requested to be repurchased, or none at all, in our discretion at any time, and the amount of shares we may repurchase is subject to caps. Further, our board of trustees may make exceptions to, modify or suspend, our share repurchase plan (including to make exceptions to the repurchase limitations or purchase fewer shares than such repurchase limitations) if it deems such action to be in our best interest.
•
The amount and source of distributions we may make to our shareholders is uncertain, and we may be unable to generate sufficient cash flows from our operations to make distributions to our shareholders at any time in the future.
•
There is no public trading market for our shares; therefore, the ability of our shareholders to dispose of their shares will likely be limited to repurchase by us.

The foregoing risks and other risks are more fully described in the section titled “Item 1A. Risk Factors” in this Annual Report. If any of these risks actually occur, our business, financial condition, results of operations, cash flows, and prospects could be materially and adversely affected. As a result, you could lose all or part of your investment in our common shares.

PART I

ITEM 1. BUSINESS.

Overview

We are a Maryland statutory trust formed on June 4, 2024 (the “Date of Formation”). We are a privately-placed, perpetual life REIT. We are externally managed by our Adviser, an affiliate of our sponsor, Fortress. We are a credit-focused diversified mortgage REIT, which will invest in the senior parts of the capital structure, with a focus on (i) floating rate loans across commercial real estate (“CRE”) debt and (ii) residential loans and assets. Our principal office is located at 1345 Avenue of the Americas, New York, NY 10105 and our telephone number is (212) 798-6100. The Company generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to shareholders and maintain our qualification as a REIT.

Our investment strategy includes two complementary components - CRE debt investments (“CRE Debt”) and residential real estate loans and assets (“Residential Investments”). The CRE Debt component is focused on senior secured, floating-rate CRE loans diversified across both geography and asset class. The Residential Investments component originates, acquires, finances and manages a portfolio of diversified residential real estate assets including tax liens, second lien, jumbo and non-qualified mortgages (“non-QM”), single-family rental loans, mortgage servicing rights (“MSRs”) and other ancillary residential products.

The Adviser

The Company has entered into a management agreement (as the same may be amended or restated from time to time, the “Management Agreement”) with the Adviser, pursuant to which the Adviser will manage the Company on a day-to-day basis. The Company has also entered into an administration agreement (as the same may be amended or restated from time to time, the “Administration Agreement”) with the Adviser, pursuant to which the Adviser will provider certain office and administrative services to the Company. See “—Management Agreement” and “—Administration Agreement” for additional information relating to the Management Agreement and Administration Agreement, respectively.

The Adviser is an affiliate of Fortress and, as such, our Adviser has access to the broader resources of Fortress, subject to Fortress’s policies and procedures regarding the management of conflicts of interest. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Potential Conflicts of Interest” for additional information relating to our potential conflicts of interest.

Fortress

Fortress Investment Group LLC, a Delaware limited liability company and an affiliate of the Adviser, is a leading global investment management firm founded in 1998. Fortress offers a range of alternative investment strategies, including private equity, credit and liquid markets for institutional and private investors around the world. Fortress is headquartered in New York, with affiliates that have offices in Atlanta, Dallas, Hong Kong, London, Los Angeles, Greenwich, Rome, Menlo Park, Sydney, Madrid and Tokyo. With over 900 employees worldwide, Fortress has approximately $49 billion of assets under management as of September 30, 2024, on behalf of approximately 2,000 institutional clients and private investors worldwide across a range of real estate and credit, private equity and permanent capital investment strategies. Our Adviser will draw upon Fortress’s expertise in real estate investing, opportunistic lending, structured credits, corporate securities and structured finance to identify compelling risk-adjusted investments.

Investment Objectives

Our investment objective is to (i) provide current income in the form of regular, stable cash distributions to achieve an attractive distribution yield, (ii) preserve and protect invested capital, by focusing on high quality real assets with an emphasis on current cash-flow, (iii) mitigate downside risk through conservative loan-to-value (“LTV”) ratios against high quality real assets with meaningful borrower equity and (iv) provide a diversified investment alternative for shareholders seeking to allocate a portion of their long-term investment portfolios to credit-focused real estate assets.

Investment Strategy

The CRE Debt component originates, acquires, finances and manages a portfolio of primarily CRE debt investments, focused on senior secured, floating-rate CRE loans diversified across both geography and asset class. Our CRE loans will be primarily secured by properties located in the United States, and include multifamily, industrial, hospitality and select other CRE asset classes, such as student housing, self-storage, retail and office. The Residential Investment component originates, acquires, finances and manages a portfolio of diversified residential real estate assets including tax liens, second lien, jumbo and non-QM, single-family rental loans, MSRs and other ancillary residential products. The Residential Investment assets will be located across the United States, and generally will be represented by higher FICO scores and lower LTVs / combined loan-to-values (“CLTVs”). These asset types create exposure to the residential real estate market, which we believe results in a diverse and attractive risk profile while generating current cash flow.

Because most real estate markets are cyclical in nature, we believe that a broadly diversified investment strategy allows us to more effectively deploy capital into assets that can withstand changes in market conditions. We seek to create and maintain a portfolio of investments that generates a low volatility income stream of attractive and consistent cash distributions by investing across geographic regions in the United States, across property types, and across asset classes secured by high quality assets with significant equity subordination.

Our structure as a perpetual-life REIT allows us to originate, acquire, finance and manage our investment portfolio in an active and flexible manner. We believe the structure is advantageous to shareholders, as we are not limited by a pre-determined operational period and the need to liquidate assets, potentially in an unfavorable market, to satisfy a liquidity event at the end of that period.

With respect to cash, cash equivalents and real estate-related debt securities such as commercial mortgage-backed securities (“CMBS”) and residential mortgage-backed securities (“RMBS”), we expect that they will help maintain liquidity to satisfy any share repurchases we choose to make in any particular quarter and manage cash before investing subscription proceeds into investments while also seeking attractive current income.

We intend to hold cash, cash equivalents and other short-term investments. These types of investments may include the following, to the extent consistent with our intended qualification as a REIT:

•
Money market instruments, cash and other cash equivalents (such as high quality short-term debt instruments, including commercial paper, certificates of deposit, bankers’ acceptances, repurchase agreements, interest-bearing time deposits and credit rated corporate debt securities);
•
U.S. government or government agency securities; and
•
Credit-rated corporate debt or asset-backed securities of U.S. or foreign entities, or credit-rated debt securities of foreign governments or multi-national organizations.

CRE Debt

We seek to focus on senior secured floating-rate investments, secured by high quality real assets with strong sponsors to generate current cash flow. We seek to identify attractive risk-reward investments by financing high quality real assets with substantial borrower equity in primarily gateway and select secondary markets. We will focus on CRE Debt opportunities in the lower end of the risk spectrum with an emphasis on stabilized, transitional and slight value-add transactions. Loans will have varying terms generally ranging on the lower end of three years or less to the higher end of seven years. Most of these CRE loans will come with extension options of one to three years tied to achievement of certain milestones by the borrower. Our target assets include, but will not be limited to, the following types of CRE Debt investments:

•
Mortgage Loans: Our primary CRE Debt focus includes origination and acquisition of mortgage loans secured by a first lien on commercial real estate (usually in an amount up to 75% of the underlying value of the collateral), with maturity dates generally ranging from three to five years. In some cases, we may originate and fund a first mortgage loan with the intention of selling the senior tranche (the “A Note”) and retaining the subordinated tranche (the “B Note”) or mezzanine loan tranche. We may receive origination fees, extension fees, modification or similar fees in connection with our whole mortgage loans.
•
B Notes: We may originate or acquire B Notes, which are typically privately negotiated loans that are secured by a first mortgage on a single large commercial property or group of related properties and subordinated to an A Note secured by the same first mortgage on the same property or group. The subordination of a B Note typically is evidenced by an inter-creditor agreement with the holder of the related A Note. B Notes are subject to more credit risk with respect to the underlying mortgage collateral than the corresponding A Note. We may receive origination fees, extension fees, modification or similar fees in connection with our B Note investments.
•
Mezzanine Loans: We may originate or acquire mezzanine loans, which are loans made to property owners that are secured by pledges of the borrower’s ownership interests in the property and/or the property owner. Mezzanine loans are subordinate to mortgage loans secured by mortgage liens on the property but are senior to the borrower’s equity in the property. Upon default, the mezzanine lender can foreclose on the ownership interests pledged under the loan and thereby succeed to ownership of the property, subject to the mortgage lien on the property. We may receive origination fees, extension fees, modification or similar fees in connection with our mezzanine loans.
•
CMBS (Commercial Mortgage-Backed Securities): We may buy securities that are collateralized by, or evidence ownership interests in, a mortgage loan secured by a single commercial property, or a partial or entire pool of mortgage loans secured by commercial properties. We will not have any ratings restrictions. In general, we will seek to invest in CMBS that will yield attractive current interest income with strong principal protection. The yields on CMBS depend on the timely payment of interest on and principal of the underlying mortgage loans, and defaults by the borrowers under such loans may ultimately result in deficiencies and defaults on CMBS.

Residential Investments

We seek to focus on a variety of high quality residential mortgage-related assets characterized by high credit quality and/or substantial levels of equity subordination. The Residential Investments will generate current cash flow and to be short duration assets and/or liquid, which provides an additional liquidity buffer to the portfolio. We seek to identify attractive risk-reward investments by financing high quality real assets with high quality borrowers that contribute substantial borrower equity, as well as acquiring residential assets such as tax liens and MSRs that exhibit low LTV’s and generally stable predictable cash flows. Our target assets include, but will not be limited to, the following types of Residential Investments:

•
Tax Liens: A tax lien is a legal claim against a residential or commercial property of an individual that fails to pay property taxes owed to the government. When the lien is issued, a certificate evidences the amount owed on the property plus interest and penalties due. A tax lien is senior to all mortgage loans attached to the property, and a property with a tax lien cannot be sold or refinanced until the tax lien is paid and the lien is removed. Tax liens will generally have an LTV of less than 5%, and can be purchased from municipalities in multiple states, with Florida being the largest domestic market for tax liens. Tax liens generate strong cash flow and generally have a duration of less than one year.
•
Single-Family Rental Loans: Single-family rental loans are first lien loans collateralized by portfolios of single-family homes or townhomes that are rented. These loans are utilized to facilitate the development or aggregation of rental properties. The loans are originated to active investors in the single-family rental market and the loans generally have LTV’s less than 75% and a maximum term of 36 months. The homes typically have a minimum of three beds and two baths and are in communities that have a range of amenities. The borrowers either self-manage the assets or utilize a third party property manager.
•
Residential Mortgages: We expect to originate, acquire, finance and manage residential mortgage loans related to second liens, jumbo mortgages and non-QM. Second lien mortgages will generally be originated to high quality borrowers with a FICO score greater than 700 and a maximum combined LTV cap of 80%. Jumbo loans will be first mortgages originated to high quality borrowers generally with FICO scores above

720 and a LTV generally less than 70%. Non-QM are first lien residential mortgage loans to borrowers that may not meet Consumer Financial Protection Bureau (“CFPB”) standards for traditional loans, but maintain high credit quality with average FICO scores above 700 and average LTV less than 80%.
•
Mortgage Servicing Rights (MSRs): We expect to acquire excess MSRs, which are fees based off of residual servicing cash flow in mortgage-backed security structures. We expect to acquire MSRs primarily from older vintages with average coupons below 4%, high concentrations of agency loans and geographic diversity in order to mitigate refinancing risk.
•
RMBS (Residential Mortgage-Backed Securities): We may buy securities that are collateralized by, or evidence ownership interests in, a pool of residential-related assets. These may include performing mortgage loans, non or re-performing mortgage loans, transitional mortgage loans, single-family rental properties, MSRs or tax liens. We will not have any ratings restrictions. In general, we would seek to invest in RMBS that will yield attractive current interest income with strong principal protection. The yields on RMBS depend on the timely payment of interest on and principal of the underlying mortgage loans, and defaults by the borrowers under such loans may ultimately result in deficiencies and defaults on RMBS.
•
Other Residential Assets: We expect to opportunistically acquire other residential assets. An example of this is the acquisition of short-term home improvement loans. Prior to loan origination a borrower engages a real estate broker to sell their home. The renovation proceeds increase the marketability of the home. These loans are either first or second liens and have a maximum combined LTV of 75% and a term of 24 months.

Allocation Among Target Assets

The allocation among our target assets depends on prevailing market conditions at the time we invest and may change over time in response to changing market conditions, including with respect to interest rates and general economic and credit market conditions. We may, but do not presently intend to, make investments other than as described above all within the real estate asset class. At all times, we intend to make investments in such a manner consistent with maintaining our qualification as a REIT under the Code and maintaining our exclusion from registration under the Investment Company Act. Such other assets may include, among other things, other real estate-related debt investments, such as loans to REITs and real estate operating companies (“REOCs”) and corporate bonds of REITs and REOCs; loans to providers of real estate net lease financing; other real estate-related financial assets and investments, including preferred stock and convertible debt securities of REITs and REOCs, credit default swaps and other derivative securities; collateralized debt obligations; real property investments; and non-real estate-related debt investments.

Leverage

We regularly employ direct or indirect leverage in a variety of forms through borrowings, derivatives and other financial instruments as part of our investment program. The greater our total leverage relative to our equity capital base, the greater the risk of loss and possibility of gain due to market fluctuations in the values of our investments. Leverage can result in the total loss of capital. We expect our target leverage ratio to range between 60% and 70%, which will be dependent on the mix of assets in the portfolio. Historically, Fortress commercial real estate debt investments and residential real estate debt investments have averaged 50-65% leverage (other than CMBS and RMBS assets) and other residential assets such as tax liens and residential mortgages have averaged approximately 75%. In certain instances where a transaction can support it (such as a lower LTV loan or higher overcollateralization), we could add more leverage or in the alternative, utilize lower leverage in our Adviser’s discretion.

We borrow funds (on a secured or unsecured basis), directly or indirectly through one or more investment vehicles, to facilitate investments or otherwise in connection with our business. We have obtained, and may in the future obtain, a credit facility in order to finance investments or pay expenses with borrowings. Financings may take various forms, and may be entered into with brokers and dealers retained by us. In addition, we may directly or indirectly utilize seller financing when making investments, and may be assigned existing indebtedness that is not prepayable. The Adviser is under no obligation to arrange for any affiliate to lend money to us; however, we may borrow funds from affiliates of our Adviser without the approval of our board of trustees (the “board” or “board of trustees”). To the extent that any borrowing is made from, or reimbursement is made to, affiliates of our Adviser, the interest rate thereon may not exceed the prime rate of JPMorgan Chase Bank plus 3.0% per annum without the approval of a majority of our independent trustees.

Moreover, without the approval of the board of trustees, we are not permitted to incur any indebtedness if such incurrence would cause our aggregate indebtedness to exceed 75% (measured at the time of incurrence) of the cost of our non-realized investments.

The Adviser will seek to minimize the risks associated with leverage by employing strategies such as match-funded liability structures, matching floating rate assets with floating rate liabilities and avoiding mark to market facilities when appropriate. In instances where the interest rate characteristics of an investment and the related financing obligation are not matched, we may mitigate such disparity through the utilization of interest rate derivatives of the same or more similar characteristics to the related financing obligation. We may also determine not to pursue a match-funded strategy with respect to a portion of our financings for a variety of reasons.

In addition, in an effort to have enough cash available to repurchase shares pursuant to our share repurchase plan and to fund investments, we reserve borrowing capacity under a line of credit to borrow against, in part, to repurchase shares during periods when we may not have sufficient funds to fund all repurchase requests.

Joint Ventures

We also may acquire investments in joint ventures with affiliates, including Fortress Managed Accounts, which allows the Company and its affiliates to collectively acquire 100% ownership of an investment. We will often acquire 100% interests in investments. In addition, we intend to enter into joint ventures with third parties to source, acquire, improve or dispose of investments. In certain cases, we may not control the management of joint ventures in which we invest, but we may have the right to approve major decisions of the joint venture. We will not participate in joint ventures in which we do not have or share control to the extent that we believe such participation would potentially threaten our status as a non-investment company exempt from the Investment Company Act. This may prevent us from receiving an allocation with respect to certain investment opportunities that are suitable for both us and one or more Fortress Managed Accounts.

We may co-invest with affiliates of Fortress or third parties through partnerships, joint ventures or other entities. In addition, the Adviser and its affiliates may in the future form one or more co-investment funds or managed accounts that co-invest in specific transactions with us to the extent that the required amount of an investment exceeds the amount of an investment deemed appropriate for us. We expect that in certain cases, we will participate in joint ventures that pay certain fees (e.g., management fees, incentive fees, promote, etc.) and, in some instances, such fees may be paid as a percentage of contributed equity to the joint venture. The existence of such fees may result in the Company paying fees twice, once to the Adviser and once to the third-party joint venture partner to service or manage the same assets.

Temporary Strategies

During periods in which the Adviser determines that economic or market conditions are unfavorable to investors and a defensive strategy would benefit us, we may temporarily depart from our investment strategy and a target leverage ratio without providing advance notice to, or obtaining the consent of, our shareholders. During these periods, we may deviate from our investment guidelines and invest all or any portion of our assets in U.S. government securities, including bills, notes and bonds differing as to maturity and rates of interest that are either issued or guaranteed by the U.S. Treasury or by U.S. government agencies or instrumentalities; non-U.S. government securities that have received the highest investment grade credit rating; certificates of deposit issued against funds deposited in a bank or a savings and loan association; commercial paper; bankers’ acceptances; fixed time deposits; shares of money market funds; credit-linked notes; repurchase agreements with respect to any of the foregoing; or any other fixed income securities that the Adviser considers consistent with this strategy. During these periods, we may also determine to pay down certain of our indebtedness and have indebtedness below our target leverage or we may borrow more to provide for additional liquidity causing us to exceed our target leverage. We may also from time to time hold cash pending deployment in investments or have less than our target leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there may be few investment opportunities. Other investments may include, among other things, other real estate-related debt investments, such as loans to REITs and REOCs and corporate bonds of REITs and REOCs; loans to providers of real estate net lease financing; other real estate-related financial assets and investments, including preferred stock and convertible debt securities of REITs and REOCs, credit default swaps and other derivative securities; collateralized debt obligations; real property investments; and non-real estate-related debt investments. It is impossible to predict when, or for how long, the Adviser will use these alternative strategies. There can be no assurance that such strategies will be successful.

Taxation of the Company

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes commencing with our initial taxable year ended December 31, 2024. A REIT is a company that derives most of its income from real property or real estate mortgages and has elected to be subject to tax as a REIT. If a corporation elects to be subject to tax as a REIT and qualifies as a REIT, it will generally not be subject to U.S. federal corporate income taxes on income that it currently distributes to its shareholders. A company’s qualification as a REIT depends on its ability to meet, on a continuing basis, various complex requirements under the Code, relating to, among other things, the sources of its gross income, the composition and values of its assets, its distribution levels to its shareholders, and the concentration of ownership of its capital stock.

A privately placed, non-listed, perpetual-life REIT is a REIT whose shares are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life REIT” to describe an investment vehicle of indefinite duration, whose common shares are intended to be sold by the REIT monthly on a continuous basis at a price generally equal to the REIT’s prior month’s NAV per share. The net asset value of a perpetual-life REIT may be subject to volatility related to the value of its underlying assets. In our perpetual-life structure, the investors may request that we repurchase their shares on a quarterly basis, but we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular quarter in our discretion. While we may consider a liquidity event at any time in the future, we are not obligated by our Fifth Amended and Restated Declaration of Trust (as the same may be amended or restated from time to time, the “Declaration of Trust”) or otherwise to effect a liquidity event at any time.

Fortress Credit Realty Income Trust Structure

The following chart shows our current ownership structure and our relationship with FIG LLC, the Adviser, and their respective affiliates as of the date of this Annual Report.

* Percentages are as of December 31, 2024 and may fluctuate over time.

If we have not raised $300 million or more in gross proceeds from subscriptions in our private offering (including uncalled commitments pursuant to binding subscription agreements whereby we have the right to draw down an investor’s subscription at one or more closings) on or before August 1, 2027, then, upon the written request of shareholders holding at least a majority of our Class B shares, our board of trustees will commence the liquidation, dissolution and winding up of our Company in an orderly manner as set forth in our Declaration of Trust. As of the date of this Annual Report, we have raised over $300 million in gross proceeds from subscriptions in our private offering.

FIG LLC

FIG LLC, the direct parent of the Adviser and a wholly-owned subsidiary of Fortress, is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”) with the SEC. FIG LLC and the Adviser operate under a single set of policies and procedures that are reasonably designed to comply with the requirements of the Advisers Act. The Adviser is a relying advisor pursuant to applicable SEC guidance.

Management Agreement

Our board of trustees at all times has oversight responsibility for governance, financial controls, compliance and disclosure with respect to the Company. Pursuant to the Management Agreement, our board of trustees has delegated to the Adviser the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of trustees; provided, however, that the Adviser’s authority to make investments outside of the scope and criteria provided for within our investment guidelines (as such guidelines may be amended from time to time by the board of trustees) is subject to limitations and requires the prior approval of the board of trustees or any duly authorized committee of the board of trustees, as the case may be. We believe that the Adviser currently has sufficient staff and resources to be capable of fulfilling the duties set forth in the Management Agreement.

Services

Under the terms of the Management Agreement, the Adviser is responsible for the following:

•
managing the Company’s assets in accordance with its investment objective, policies and restrictions;
•
determining the composition of the Company’s portfolio, the nature and timing of the changes to the Company’s portfolios and the manner of implementing such changes;
•
making investment decisions for the Company, including decisions related to the origination, acquisition, management, financing and disposition of the Company’s investments and negotiating the terms related thereto and other instruments on the Company’s behalf, including transactions with other Fortress Managed Accounts, and any hedging transactions;
•
monitoring the Company’s investments;
•
engaging and supervising, on the Company’s behalf, agents and service providers to assist in making and managing the Company’s investments;
•
determining valuations of the Company’s investments;
•
performing due diligence on prospective portfolio investments;
•
recommending the appropriate level of leverage and debt financing;
•
exercising voting rights in respect of portfolio securities and other investments for the Company;
•
providing risk management and tax services with respect to the Company’s investments; and
•
providing the Company with such other investment advisory and related services as the Company may, from time to time, reasonably require for the investment of capital.

Pursuant to the Management Agreement, the Adviser may delegate any of the services for which it is responsible to an affiliate or to a third party and the Company will reimburse the Adviser for any services performed for the Company by such affiliate or third party. To the extent that the Adviser outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without profit to the Adviser.

The Adviser’s services under the Management Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to the Company are not impaired.

The above summary is provided to illustrate the material functions which the Adviser will perform for us and it is not intended to include all of the services which may be provided to us by the Adviser or third parties.

In addition, under our Declaration of Trust, for so long as the Management Agreement is in effect, a change of control of the Adviser (but excluding (A) any pledge, hypothecation, assignment or other transfer of any rights to receive fees or other payments under the Management Agreement to any person or (B) any direct or indirect change of control of Fortress) will require the approval of the holders of a majority of the outstanding Class B shares, voting separately as a class.

Term and Termination Rights

Unless earlier terminated as described below, the Management Agreement will remain in effect for an initial period of two years from June 14, 2024, and will remain in effect from year-to-year thereafter if approved annually by a majority of the board of trustees and a majority of the independent trustees.

Without payment of penalty, the Company may terminate the Management Agreement with the Adviser upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the board of trustees. In addition, without payment of penalty, the Adviser may generally terminate the Management Agreement upon 60 days’ written notice.

In the event the Management Agreement is terminated, and regardless of the reason for termination, the Adviser will be entitled to receive its prorated management fee and performance fee through the date of termination. In addition, upon the termination or expiration of the Management Agreement, the Adviser will cooperate with us and take all reasonable steps requested to assist our board of trustees in making an orderly transition of the advisory function. Certain obligations of the Company relating to indemnification and non-solicitation will also survive the termination of the Management Agreement.

For a discussion of the Adviser’s compensation and expense reimbursement, see “—Compensation of the Adviser and Expense Reimbursement.” For additional discussion of company expenses, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Fiscal Year 2024 Highlights—Expenses.”

Compensation of the Adviser and Expense Reimbursement

Management Fee

As compensation for its services provided pursuant to the Management Agreement, we pay the Adviser, (i) for Class J-4 investors, Class J-5 investors, Class S investors, Class D investors and Class I investors, a management fee of 1.25% of NAV per annum payable monthly and (ii) for Class B investors, Class R investors, Class J-1 investors, Class J-2 investors, Class J-3 investors, and Class E investors, a management fee of 1.00% of NAV per annum payable monthly. The Adviser has agreed to waive the management fee in respect of any Class B shares that are purchased by a shareholder during the Initial Share Offering Period, in respect of any Class R shares that are purchased by a shareholder during the Class R Share Offering Period, and in respect of any Class J-1 shares, Class J-2 shares or Class J-3 shares that are purchased by a shareholder through the initial sales program, in each case until March 31, 2025 (including any shares issued pursuant to our distribution reinvestment plan with respect to such waiver-eligible shares). In addition, the management fee paid to the Adviser in respect of any Class E shares will be subject to our ability to meet the applicable REIT requirements and is waived by the Adviser for so long as the Company qualifies as a “publicly offered REIT.” Any management fee shall be calculated and paid to the Adviser on a class-by-class basis, based on the NAV of each applicable class of our shares.

In calculating our management fee, we will use our NAV before giving effect to accruals for the management fee, performance fee, ongoing servicing fees or distributions payable on our shares. Our NAV per share for each class is calculated by EA RESIG, LLC, a subsidiary of Eisner Advisory Group LLC (“Eisner”), a third-party firm that provides us with certain administrative and accounting services, and such calculation is reviewed and confirmed by the Adviser. As part of Eisner’s calculations, Eisner will use inputs provided by the Adviser, including valuation conclusions that have been reviewed by our independent valuation advisor. However, the Adviser is ultimately and solely responsible for determining our NAV and overseeing the process relating to Eisner’s calculation of our NAV. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Calculation and Valuation of Net Asset Value” for more information regarding the calculation of our NAV per share of each class.

The management fee may be paid, at the Adviser’s election, in cash or Class E shares, or any combination thereof. The Adviser generally expects to elect to receive Class E shares primarily for the Company’s cash management purposes and alignment of interest, but may have its shares repurchased from time to time. Any repurchase requests by the Adviser will be consistent with the Adviser’s fiduciary duties to us and our shareholders. Our Class E shares obtained by the Adviser will not be subject to the repurchase limits of our share repurchase plan or any early repurchase deduction, whereby certain classes of our shares (i.e., Class J-4 shares, Class J-5 shares, Class S shares, Class D shares, Class I shares and Class E shares) that have not been outstanding for at least one year are repurchased at 98% of the transaction price (an “Early Repurchase Deduction”).

Performance Fee

The Adviser may be entitled to a performance fee, which is accrued monthly and payable quarterly (or part thereof that the Management Agreement is in effect) in arrears. The performance fee will be an amount, not less than zero, equal to 12.5% of our Core Earnings (as defined below) for the immediately preceding quarter, subject to a hurdle rate, expressed as a rate of return on adjusted capital, equal to 1.25% per quarter (the “hurdle rate”), or an annualized hurdle rate of 5.0%. As a result, the Adviser does not earn a performance fee for any quarter until our Core Earnings for such quarter exceeds the hurdle rate of 1.25%. For purposes of the performance fee, “adjusted capital” means cumulative net proceeds generated from sales of our Class J-4 shares, Class J-5 shares, Class S shares, Class D shares and Class I shares (including proceeds from our distribution reinvestment plan) reduced for distributions from non-liquidating dispositions of our investments paid to Class J-4, Class J-5, Class S, Class D and Class I shareholders and amounts paid to Class J-4, Class J-5, Class S, Class D and Class I shareholders for share repurchases pursuant to our share repurchase plan.

Once our Core Earnings in any quarter exceeds the hurdle rate, the Adviser is entitled to a “catch-up” fee equal to the amount of Core Earnings in excess of the hurdle rate, until our Core Earnings for such quarter exceeds a percentage of adjusted capital equal to the hurdle rate divided by 0.875 (or 1 minus 0.125) for such quarter (i.e., approximately 1.429% quarterly, or 5.714% annually, of adjusted capital). Thereafter, the Adviser is entitled to receive 12.5% of our Core Earnings. Because the performance fee is calculated based on Core Earnings as opposed to NAV like the management fee, the Adviser may be entitled to a performance fee even if shareholders experience a decline in NAV per share in the relevant quarter.

For purposes of calculating the performance fee, “Core Earnings” means: the net income (loss) attributable to shareholders of Class J-4 shares, Class J-5 shares, Class S shares, Class D shares and Class I shares, computed in accordance with GAAP, including realized gains (losses) not otherwise included in GAAP net income (loss) and excluding (i) non-cash equity compensation expense, (ii) the performance fee, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, (v) one-time events pursuant to changes in GAAP, and (vi) certain non-cash adjustments and certain material non-cash income or expense items, in each case after discussions between the Adviser and our independent trustees and approved by a majority of our independent trustees. Core Earnings is calculated by the Adviser (after consultation with and approval by our independent trustees with respect to the exclusion of certain non-cash items and adjustments). However, the Adviser is ultimately and solely responsible for determining Core Earnings.

For the avoidance of doubt, we will not pay the Adviser a performance fee on Class B shares, Class R shares, Class J-1 shares, Class J-2 shares, Class J-3 shares or Class E shares, and as a result, it is a class-specific expense. The performance fee may be paid, at the Adviser’s election, in cash or Class E shares, or any combination thereof. To the extent that the Adviser elects to receive any portion of the performance fee in Class E shares, we may repurchase such Class E shares from the Adviser at a later date. Our Class E shares obtained by the Adviser will not be subject to the repurchase limits of our share repurchase plan or any Early Repurchase Deduction.

In the event the Management Agreement is terminated, the Adviser will be entitled to receive its prorated management fee and performance fee through the date of termination.

From the Date of Formation through December 31, 2024, no management fee or performance fee has accrued or been paid.

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

As of December 31, 2024, the Company had incurred $4.9 million of organizational and offering expenses.

Acquisition Expense Reimbursement

We do not pay the Adviser any acquisition, financing (except interest payments to the lender in cases where the lender is an affiliate of the Adviser) or other similar fees in connection with making investments. We will, however, reimburse the Adviser for out-of-pocket expenses in connection with the selection, acquisition, origination, financing and management of CRE Debt and Residential Investments, whether or not such investments are made. The Adviser may elect to receive all or a portion of any such reimbursements in the form of cash or Class E shares. To the extent that the Adviser elects to receive any portion of these reimbursements in Class E shares, we may repurchase such Class E shares from the Adviser at a later date and such repurchases of Class E shares will not be subject to the repurchase limits of our share repurchase plan or any Early Repurchase Deduction. We will also make payments to third parties or certain of the Adviser’s affiliates in connection with making investments as described in “—Fees from Other Services of the Adviser” below.

Operating Expense Reimbursement

We will pay directly or reimburse the Adviser or its affiliates for costs and expenses the Adviser or its affiliates incur in connection with the services it provides to us, including, but not limited to, (i) the actual cost of goods and services used by us and obtained from either an affiliate or a non-affiliated person, including fees paid to administrators, consultants, attorneys, accountants, tax advisors, technology providers and other services providers, and brokerage fees paid in connection with the origination, acquisition, purchase and sale of our investments, (ii) expenses of managing, operating and disposing of our investments, whether payable to an affiliate or a non-affiliated person, (iii) expenses related to the personnel of the Adviser performing services for us other than those who provide investment advisory services to us, and (iv) expenses relating to compliance-related matters and regulatory filings relating to our activities.

The Adviser has agreed to advance certain operating costs and expenses, including Borrowing Costs (as defined herein), costs and expenses incurred pursuant to the Administration Agreement, and other expenses incurred on our behalf (but excluding organization and offering expenses), through December 31, 2024 (the “Operating Expense Commencement Date”). We will reimburse the Adviser for all such advanced operating expenses ratably over the 60 months following such date. “Borrowing Costs” are the interest, fees and expenses arising out of borrowings made by us, including, but not limited to, costs associated with the establishment and maintenance of any of our credit facilities, other financing arrangements, or other indebtedness of ours (including commitment fees, accounting fees, legal fees, closing and other similar costs), whether or not any facilities, financing arrangements or indebtedness are implemented. For purposes of calculating our NAV, the operating costs and expenses paid by the Adviser on our behalf through the Operating Expense Commencement Date will not be deducted as an expense until reimbursed by us.

After the Operating Expense Commencement Date, we will reimburse the Adviser for any operating expenses and Borrowing Costs that it incurs on our behalf as and when incurred. The Adviser may elect to receive all or a portion of any such reimbursements in the form of cash or Class E shares. To the extent that the Adviser elects to receive any portion of these reimbursements in Class E shares, we may repurchase such Class E shares from the Adviser at a later date and such repurchases of Class E shares will not be subject to the repurchase limits of our share repurchase plan or any Early Repurchase Deduction.

As of December 31, 2024, the Company had accrued $1.1 million of operating expenses that the Company will reimburse to the Adviser.

Fees from Other Services of the Adviser

We may retain certain of the Adviser’s affiliates, from time to time, for services relating to our investments or our operations, which may include accounting and audit services (including valuation support services), account management services, corporate secretarial services, data management services, trusteeship services, information technology services, finance and budget services, human resources, judicial processes, legal services, operational services, risk management services, tax services, treasury services, loan management services, construction management services, mortgage servicing, special servicing, services related to capital markets and credit origination, and/or other types of insurance and related services, asset management services, transaction support services, transaction consulting services and other similar operational matters. We or our subsidiaries may also issue equity incentives to certain employees of such affiliates. Any payments made to the Adviser’s affiliates will not reduce the management fee or performance fee payable to the Adviser. Any such arrangements will be at or below market rates. To the extent such other services enumerated above are provided by the Adviser’s affiliates to us and other Fortress Managed Accounts, the Adviser shall allocate the costs and expenses related to such services among us and such other Fortress Managed Accounts in a manner that the Adviser, in its discretion, determines is fair and reasonable. For more information about such services, please see “Item 13. Certain Relationships and Related Transactions, and Director Independence—Other Conflicts”

Administration Agreement

The Adviser serves as our administrator. Under the terms of the Administration Agreement, the Adviser will perform, or oversee the performance of, administrative services necessary for our operation, which includes, but is not limited to, providing office space, equipment and office services; maintaining financial and other records; preparing and distributing reports to shareholders and reports required to be filed with the SEC; and managing the payment of expenses and the performance of administrative and professional services rendered by others, which could include employees of the Adviser or its affiliates. We believe that the Adviser currently has sufficient staff and resources so as to be capable of fulfilling the duties set forth in the Administration Agreement.

We will reimburse the Adviser for services performed for us pursuant to the terms of the Administration Agreement, which will include certain costs and expenses associated with arranging financing on our behalf, for certain organization costs incurred prior to the commencement of our operations, and for certain offering costs. In addition, we will reimburse the Adviser (or its affiliates) for an allocable portion of the compensation paid by the Adviser (or its affiliates) to certain individuals who devote time to our business and affairs and act on our behalf, in each case, based on the applicable percentage of time such individual allocated, on an estimated basis, to our operations. The Adviser may elect to receive all or a portion of any such reimbursements in the form of cash or Class E shares. To the extent that the Adviser elects to receive any portion of these reimbursements in Class E shares, we may repurchase such Class E shares from the Adviser at a later date and such repurchases of Class E shares will not be subject to the repurchase limits of our share repurchase plan or any Early Repurchase Deduction. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we will reimburse the Adviser for any services performed for us by such affiliate or third party. To the extent that the Adviser outsources any of its functions, we will pay the fees associated with such functions on a direct basis, without profit to the Adviser.

Unless earlier terminated as described below, the Administration Agreement will remain in effect for a period of two years from the date it first became effective, and will remain in effect from year-to-year thereafter if approved annually by a majority of the board of trustees and a majority of the independent trustees. We or the Adviser may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. Our decision to terminate the agreement may be made by a majority of the board of trustees and a majority of the independent trustees.

The Administration Agreement provides the Adviser and its affiliates’ respective directors, officers, members, managers, shareholders and employees are entitled to indemnification from us from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Administration Agreement, except where attributable to such person’s Disabling Conduct or violation of the antifraud provisions of any U.S. federal securities law, in each case, as finally determined by a court of competent jurisdiction.

Term

The Company has been established, and is expected to continue, for an indefinite period of time. As part of the Company’s indefinite term structure, investors may request the repurchase of their shares on a quarterly basis (as further discussed below).

Governmental Regulations

Our operations are subject, in certain instances, to supervision and regulation by U.S. and other governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things: (i) regulate credit-granting activities; (ii) establish maximum interest rates, finance charges and other charges; (iii) require disclosures to customers; (iv) govern secured transactions; and (v) set collection, foreclosure, repossession and claims-handling procedures and other trade practices. We are also required to comply with certain provisions of the Equal Credit Opportunity Act that are applicable to commercial loans. We intend to conduct our business so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act.

In our judgment, existing statutes and regulations have not had a material adverse effect on our business. In recent years, legislators in the United States and in other countries have said that greater regulation of financial services firms is needed, particularly in areas such as risk management, leverage and disclosure. While we expect that additional new regulations in these areas will be adopted and existing ones may change in the future, it is not possible at this time to forecast the exact nature of any future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon our future business, financial condition, or results of operations or prospects.

Investment Company Act Considerations

We intend to engage primarily in the business of investing in commercial real estate debt and residential loans and assets and intend to conduct our operations so that neither we nor any of our subsidiaries is required to register as an investment company under the Investment Company Act. A company is an “investment company” under the Investment Company Act:

•
under Section 3(a)(1)(A), if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or
•
under Section 3(a)(1)(C), if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns, or proposes to acquire, “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the “40% test.” The term “investment securities” generally includes all securities except U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exemption from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

We are organized as a holding company and conduct our businesses primarily through our subsidiaries. We conduct our operations so that we comply with the 40% test. The securities issued by any wholly-owned or majority-owned subsidiaries that we may form in the future that are excepted from the definition of “investment company” based on Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, may not have a value in excess of 40% of the value of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We will monitor our holdings to ensure continuing and ongoing compliance with this test. In addition, we believe that we will not be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because we will not engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our subsidiaries, we are primarily engaged in non-investment company businesses related to real estate.

•
The determination of whether an entity is a majority-owned subsidiary or wholly-owned subsidiary of the Company is made by us. The Investment Company Act defines a majority-owned subsidiary of a person as a company 50% or more of the outstanding voting securities of which are owned by such person, or by another company which is a majority-owned subsidiary of such person (while a person must own 95% or more of the outstanding voting securities of a company for such company to be a wholly-owned subsidiary). The Investment Company Act further defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. Generally, we treat companies in which we own at least a majority of the outstanding voting securities as majority-owned subsidiaries for purposes of the 40% test. We have not requested that the SEC or its staff approve our treatment of any company as a majority-owned subsidiary, and neither the SEC nor its staff has done so. If the SEC or its staff were to disagree with our treatment of one or more companies as majority-owned subsidiaries, we would need to adjust our strategy and our assets in order to continue to pass the 40% test. Any such adjustment in our strategy or assets could have a material adverse effect on us.
•
We expect that most of our wholly-owned and majority-owned subsidiaries will not be relying on either Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. As a result, we expect that our interests in these subsidiaries (which we expect will constitute a substantial majority of our assets) will not constitute “investment securities” for purposes of the 40% test. Consequently, we expect to be able to conduct our operations so that we are not required to register as an investment company under the Investment Company Act.
•
We expect certain of our subsidiaries to qualify for the exclusion from the definition of “investment company” pursuant to Section 3(c)(5)(C) of the Investment Company Act, which is available for certain entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” To qualify for the exclusion pursuant to Section 3(c)(5)(C), based on positions set forth by the staff of the SEC, each such subsidiary generally is required to hold (i) at least 55% of its assets in qualifying real estate assets and (ii) at least 80% of its assets in qualifying real estate assets and real estate-related assets. For our majority- or wholly-owned subsidiaries that will maintain this exclusion or another exclusion or exemption under the Investment Company Act (other than Section 3(c)(1) or Section 3(c)(7) thereof), our interests in these subsidiaries will not constitute “investment securities.” We expect each of our subsidiaries relying on Section 3(c)(5)(C) to rely on guidance published by the SEC staff or on our analyses of guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets.
•
Specifically, based on certain no-action letters and other guidance issued by the SEC staff, we expect to treat certain mortgage loans, mezzanine loans and certain other assets that represent an actual interest in commercial or residential real estate or are a loan or lien fully secured by commercial or residential real estate as qualifying real estate assets. On the other hand, we expect to treat certain other types of mortgages (including partial pool RMBS or CMBS), mortgage servicing rights and certain other indirect interests in commercial or residential real estate as real estate-related assets. The SEC staff has not, however, published guidance with respect to the treatment of some of these assets under Section 3(c)(5)(C). To the extent the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy or assets accordingly. There can be no assurance that we will be able to maintain this exclusion from registration for certain of our subsidiaries. In addition, we may be limited in our ability to make certain investments, and these limitations could result in a subsidiary holding assets we might wish to sell or selling assets we might wish to hold.
•
We may hold a portion of our investments through partnerships, joint ventures, securitization vehicles or other entities with third-party investors. In connection with any such investment, and consistent with no-action letters and other guidance issued by the SEC staff addressing the classification of such investments for Investment Company Act purposes, we generally intend to be active in the management and operation of any such entity and have the right to approve major decisions. We will not participate in joint ventures or similar arrangements in which we do not have or share control to the extent that we believe such participation would potentially threaten our ability to conduct our operations so that we comply with the 40% test or would otherwise potentially render any of our subsidiaries seeking to rely on Section 3(c)(5)(C) unable to rely on such exclusion.
•
It is possible that some of our subsidiaries may seek to rely on the Investment Company Act exemption provided to certain structured financing vehicles by Rule 3a-7. Any such subsidiary would need to be structured to comply with any guidance that may be issued by the Division of Investment Management of the SEC on the restrictions contained in Rule 3a-7. In certain circumstances, compliance with Rule 3a-7 may require, among other things, that the indenture governing the subsidiary include limitations on the types of assets the subsidiary may sell or acquire out of the proceeds of assets that mature, are refinanced or otherwise sold, on the period of time during which such transactions may occur, and on the level of transactions that may occur. We expect that the aggregate value of our interests in subsidiaries that may in the future seek to rely on Rule 3a-7, if any, will comprise less than 20% of our total assets on an unconsolidated basis. As of the date of this Annual Report, the Company did not have any subsidiaries that rely on Rule 3a-7. However, the Company expects in the ordinary course of its business to form securitization trusts in the future that may seek to rely on Rule 3a-7.
•
As a consequence of our seeking to avoid the need to register under the Investment Company Act on an ongoing basis, we and/or our subsidiaries may be restricted from making certain investments or may structure investments in a manner that would be less advantageous to us than would be the case in the absence of such requirements. For example, these restrictions will limit the ability of our subsidiaries to invest directly in CMBS or RMBS that represent less than the entire ownership in a pool of mortgage loans, debt and equity tranches of securitizations and certain asset-backed securities, and equity interests in real estate companies or in assets not related to real estate. Further, the mortgage-related investments that we acquire are limited by the provisions of the Investment Company Act and the rules and regulations promulgated thereunder. We also may be required at times to adopt less efficient methods of financing certain of our mortgage-related investments, and we may be precluded from acquiring certain types of mortgage-related investments. Additionally, Section 3(c)(5)(C) of the Investment Company Act prohibits us from issuing redeemable securities. If we fail to qualify for an exemption from registration as an investment company under the Investment Company Act or an exclusion from the definition of an investment company, our ability to use leverage would be substantially reduced, and we would not be able to conduct our business as described in this prospectus.

No assurance can be given that the SEC staff will concur with our classification of our or our subsidiaries’ assets or that the SEC staff will not, in the future, issue further guidance that may require us to reclassify those assets for purposes of qualifying for an exclusion or exemption from registration under the Investment Company Act. To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon the definition of “investment company” and the exclusions or exceptions to that definition, we may be required to adjust our investment strategies accordingly.

Additional guidance from the SEC staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the investment strategies we have chosen. If the SEC or its staff take a position contrary to our view with respect to the characterization of any of the assets or securities we invest in, we may be deemed an unregistered investment company. Therefore, in order not to be required to register as an investment company, we may need to dispose of a significant portion of our assets or securities or acquire significant other additional assets that may have lower returns than our expected portfolio, or we may need to modify our business plan to register as an investment company, which would result in significantly increased operating expenses and would likely entail significantly reducing our indebtedness, which could also require us to sell a significant portion of our assets, which would likely reduce our profitability. We cannot assure you that we would be able to complete these dispositions or acquisitions of assets, or deleveraging, on favorable terms, or at all. Consequently, any modification of our business plan could have a material adverse effect on us.

There can be no assurance that we and our subsidiaries will be able to successfully avoid operating as an unregistered investment company. If the SEC determined that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would potentially be unable to enforce contracts with third parties and that third parties could seek to obtain rescission of transactions undertaken during the period for which it was established that we were an unregistered investment company. Any of these results would have a material adverse effect on us. Since we will not be subject to the Investment Company Act, we will not be subject to its substantive provisions, including but not limited to, provisions requiring diversification of investments, limiting leverage and restricting investments in illiquid assets.

Foreign Ownership

Given that Fortress and the Company qualify as “foreign persons” for purposes of the Committee on Foreign Investment in the United States or any member agency thereof acting in its capacity as such (“CFIUS”) under the Defense Production Act of 1950 (as amended, including all implementing regulations thereof, the “DPA” (and, together with CFIUS laws, rules, regulations, directives and special measures, and any applicable agreements thereunder, the “CFIUS Regulations”)), certain investments made by the Company may be subject to review under CFIUS Regulations.

The Company may be restricted or prohibited by CFIUS Regulations from making certain investments in U.S. businesses or disposing of certain investments in U.S. businesses based on national security concerns. If the Company is permitted to make such investments, the CFIUS Regulations may place restrictions, obligations or conditions on these investments. Furthermore, other U.S. regulatory bodies may also impose ownership, governance and/or control restrictions on investments by non-U.S. persons, resulting in limitations on the structure through which investments may be held.

It is expected that investors that are “Foreign Persons” (as defined under CFIUS Regulations) (including Foreign Persons that are Fortress Affiliates (including, for this purpose, members of the Fortress Owner Group)) will be restricted from (among other things) accessing, or having governance rights that allow influence over the safekeeping or release of, personally identifiable information (PII), protected health information (PHI) or other similar information in respect of the Company’s investments in the possession of Fortress (or otherwise), or from controlling the Company’s investments, in each case, as determined by Fortress in its discretion and in a manner consistent with its obligations under the letter and spirit of the CFIUS Regulations.

The Adviser and our board of trustees will be authorized, without the consent of any person, including any shareholder, to take such action as it reasonably determines to be necessary or advisable to comply with or reduce risk arising under the CFIUS Regulations.

Additionally, other countries have implemented (or are in the process of implementing) similar “foreign ownership” regulations that may require governmental approval prior to an investment by the Company, limit the amount of investment by the Company in a particular company, asset or sector or restrict investment by the Company to a specific class of securities of a company that have less advantageous terms than the classes available for purchase by nationals. Certain countries may also require Fortress or the Adviser to obtain additional information from its shareholders or investors in connection with a particular investment. If such information is not obtained or provided, the Company may not be able to complete an investment, may be required to dispose of an investment or may be subject to other adverse consequences as a result.

Any or all of the above factors could have a material adverse effect on the Company’s business, financial condition, results of operations and prospects, and there can be no assurance that Fortress will be able to (i) obtain all regulatory approvals or agreements with CFIUS that may be required by or warranted pursuant to CFIUS Regulations or otherwise that it does not yet have or that it may require in the future, (ii) obtain any necessary modifications to existing regulatory approvals or agreements with CFIUS, or (iii) maintain required regulatory approvals or agreements with CFIUS. Regulatory impacts on the Company or a delay in obtaining or failure to obtain any regulatory approvals required by the CFIUS Regulations or otherwise, or amendments thereto, or delay or failure to satisfy any regulatory conditions or other applicable requirements could result in an adverse effect on the Company and require attention and resources of Fortress and its executive officers that might otherwise be devoted to the Company.

U.S. Foreign Corrupt Practices Act

Fortress and the Company intend to comply with the Foreign Corrupt Practices Act of 1977, as amended, and other anti-corruption laws, anti-bribery laws and regulations, as well as anti-boycott regulations, to which they are subject. As a result, the Company may decline to participate in transactions that present undue risk under such laws or regulations.

Alternative Investment Fund Managers Directive

Directive 2011/61/EU of the European Parliament and of the Council dated 8 June 2011 on Alternative Investment Fund Managers, as implemented in any relevant jurisdiction, together with Commission Delegated Regulation (EU) No 231/2013, as well as any similar or supplementary law, rule or regulation, in each case as amended from time to time, including as implemented in the United Kingdom pursuant to applicable legislation including the UK Alternative Investment Fund Managers Regulations 2013/1773, and retained and amended from time to time (the “AIFMD”) regulates the activities of certain private fund managers undertaking fund management activities or marketing fund interests to investors in the European Economic Area (the “EEA”) and the UK respectively.

To the extent the Company is actively marketed to investors domiciled or having their registered office in the EEA or the UK: (i) the Company and the Adviser will be subject to certain reporting, disclosure and other compliance obligations under the AIFMD, which will result in the Company incurring additional costs and expenses; (ii) the Company and the Adviser may become subject to additional regulatory or compliance obligations arising under national law in certain EEA jurisdictions or the UK, which would result in the Company incurring additional costs and expenses or may otherwise affect the management and operation of the Company; (iii) the Adviser will be required to make detailed information relating to the Company and its investments available to regulators and third parties; and (iv) the AIFMD will also restrict certain activities of the Company in relation to EEA or UK portfolio companies, including, in some circumstances, the Company’s ability to recapitalise, refinance or potentially restructure a portfolio company within the first two years of ownership, which may in turn affect operations of the Company generally. In addition, it is possible that some jurisdictions will elect to restrict or prohibit the marketing of non-EEA funds to investors based in EEA jurisdictions, which may make it more difficult for the Company to raise its targeted amount of capital commitments.

The European Union is implementing a Directive to amend AIFMD (“AIFMD II”). AIFMD II will impose obligations including: (i) minimum substance considerations that EU regulators will need to take into account during the Alternative Investment Fund Managers (“AIFM”) authorisation process; (ii) enhanced requirements around delegation, including additional reporting requirements in relation to delegation arrangements; (iii) new requirements applying to AIFMs managing funds that originate loans; (iv) increased investor pre-contractual disclosure requirements, notably around fees and charges; and (v) a prohibition on non-EU AIFMs and Alternative Investment Funds (“AIFs”) established in jurisdictions identified as “high risk” countries under the European Anti-Money Laundering Directive (as amended) or the revised EU list of non-cooperative tax jurisdictions. The final text of AIFMD II was published in the Official Journal of the European Union in March 2024, with AIFMD II due to be implemented by EU Member States from 2026. It is possible that AIFMD II may require additional costs, expenses and/or resources, as well as restricting or prohibiting certain activities, including in relation to loan-originating funds and managers or funds established in jurisdictions outside the EU identified as having anti-money laundering and/or tax failings.

The Adviser is a non-EEA AIFM. Non-EEA AIFMs are expected to be subject to reporting and disclosure requirements under AIFMD II as well as the prohibition in respect of “high risk” jurisdictions for anti-money laundering and tax purposes. The application of other AIFMD II requirements may depend on how far individual Member States elect to apply AIFMD II to non-EEA AIFMs. This may affect the Company’s implementation of its strategy, and/or lead to increased legal and compliance costs, in one or more EEA Member States.

United Kingdom Exit from the European Union

On January 31, 2020, the UK formally withdrew from the European Union (“Brexit”). After this, the UK entered into a transition period during which the majority of the existing EU rules continued to apply in the UK. Following the end of the transition period on December 31, 2020, EU rules ceased to apply in the UK.

Although the terms of the UK’s future relationship with the EU were agreed in a trade and cooperation agreement signed on December 30, 2020, this did not include an agreement on financial services. In the absence of a formal agreement on this issue, UK firms in the financial sector have more limited access to the EU market than prior to Brexit and EU firms similarly have more limited access to the UK, owing to the loss of passporting rights under applicable EU and UK legislation. Alternative arrangements and structures may allow for the provision of cross-border marketing and services between the EU and UK, but these are subject to legal uncertainty and the risk that further legislative and regulatory restrictions could be imposed in the future.

As a result of the onshoring of EU legislation in the UK, UK firms are currently subject to substantially many of the same rules and regulations as prior to Brexit. However, the UK Government has begun the process of revising certain areas of onshored EU legislation as part of UK financial services legislation and regulation, which could result in substantive changes to regulatory requirements in the UK. It remains to be seen to what extent the UK may elect to diverge from the current EU-influenced regime over time, either through actively legislating to replace onshored EU rules or by passively not implementing or mirroring EU legislative changes. It is possible that the EU may respond to UK initiatives by restricting third country access to EU markets. If the regulatory regimes for EU and UK financial services change or diverge further, this could have an adverse impact on the Company and its investments, including the ability of the Company to achieve its investment objectives in whole or in part (for example, owing to increased costs and complexity and/or new restrictions in relation to cross-border access between the EU and non-EU jurisdictions).

The legal, political and economic uncertainty and disruption generally resulting from Brexit may adversely affect both EU- and UK-based businesses. Brexit has already led to disruptions in trade as businesses attempt to adapt cross-border procedures and rules applicable in the UK and in the EU to their activities, products, customers, and suppliers. Continuing uncertainty and the prospect of further disruption may result in an economic slowdown and/or a deteriorating business environment in the UK and in one or more EU Member States.

Derivatives

Derivatives are financial instruments that have a value that depends upon, or is derived from, the value of one or more underliers, such as securities, pools of securities, indexes or currencies. Gains or losses involving derivative instruments may be substantial, particularly where they are used to achieve a leveraged return with respect to the underlier. Derivative instruments in which the Company invests may expose the Company to risks, including counterparty credit risk, leverage risk, hedging risk, correlation risk, liquidity risk, funding risk, operational risk and legal and documentation risk.

Over-the-counter (“OTC”) derivatives are bilateral arrangements where the counterparty to the Company will generally be a financial institution and the Company will be exposed to credit and operational risks of its counterparty. For derivatives that are traded on an exchange or cleared through a clearinghouse, the Company will be exposed to the credit and operational risks of both the exchange or clearinghouse as well as the broker/clearing member that acts as an intermediary between the Company and the exchange or clearinghouse.

Derivatives markets are now subject to extensive regulation in a number of jurisdictions, which is continuing to be implemented, including (i) pursuant to Regulation (EU) No 648/2012 of the European Parliament and of the Council of July 4, 2012 on OTC derivatives, central counterparties and trade repositories (EMIR), Directive 2014/65/EU of the European Parliament and of the Council on markets in financial instruments (MIFID II) and Regulation (EU) No 600/2014 of the European Parliament and of the Council of May 15, 2014 on markets in financial instruments (MIFIR), including as implemented in the United Kingdom pursuant to applicable legislation, and retained and amended from time to time and (ii) in the US under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Regulatory obligations applicable to parties to derivative contracts include the mandatory clearing of certain classes of OTC derivative contracts and mandatory collateral exchange for certain uncleared derivatives as well as reporting requirements and other transparency obligations. The cost to parties of complying with such regulations may increase the costs of derivative transactions to the Company and may reduce liquidity in the derivatives markets. The increased costs may affect the performance of the Company and therefore the return to investors.

Credit Servicers Directive

The EU Directive on credit servicers and credit purchasers (“Credit Servicers Directive”, also referred to as the “Non-Performing Loans Directive”) must be adopted and implemented by EU Member States from December 30, 2023. The Credit Servicers Directive imposes obligations in relation to the sale, purchase, and/or servicing of non-performing credit agreements, such as loans, issued by EU credit institutions. To the extent that the Company purchases a non-performing credit agreement within the scope of the Credit Servicers Directive, the Company and the Adviser will be subject to regulatory reporting, disclosure, and notification requirements and, where applicable, will be required to appoint a representative in the EU to perform these obligations. The Credit Servicers Directive may also require the Company and the Adviser to appoint a licensed firm to service the credit agreement(s). The requirements imposed by the Credit Services Directive may result in the Company incurring additional costs and expenses and/or committing additional resources.

Credit Funds

Credit funds have been the subject of increasing regulatory focus at international and regional level. To the extent that the Company is engaged in lending activity, it may be subject to restrictions on its activities and be obliged to comply with regulatory reporting and disclosure requirements in accordance with AIFMD II and/or other future regulatory initiatives. This may impact upon the activities and/or returns of the Company, lead to additional costs and expenses, and/or require the commitment of additional resources.

The International Organisation of Securities Commissions (IOSCO) and the Financial Stability Board (FSB) have called on regulators to consider issues arising from the rapid growth in private finance, including in relation to systemic risk, transparency, leverage, liquidity, and conflicts of interest. It is likely that regulators will continue to focus on the credit funds sector and may introduce further regulatory requirements in the future.

From 2026, AIFMD II will introduce rules in respect of funds that originate loans, including in relation to (i) leverage limits, (ii) liquidity requirements for open-ended loan-originating funds, (iii) a limit on exposure to a single financial institution, (iv) a prohibition on lending to certain entities and/or individuals that may give rise to conflicts of interest, (v) a ban on “originate-to-distribute” strategies, (vi) a risk retention requirement, (vii) mandatory disclosures and reporting, and (viii) policies and procedures for loan origination.

It is not yet confirmed whether or not the AIFMD II requirements in respect of funds originating loans will apply to non-EEA AIFMs. The Company may or may not, therefore, be required to comply with the AIFMD II restrictions on funds originating loans. If the Company is required to comply with the AIFMD II restrictions, this could affect the Company’s investment portfolio, require the implementation of policies and procedures for loan origination, and lead to an increase in the resources and costs necessary for compliance.

Securitisation Regulation

To the extent the Company is actively marketed to investors domiciled or having their registered office in the EEA or the UK, the EU Securitisation Regulation, including as implemented and retained by the UK following its withdrawal from the EU and amended from time to time (the “Securitisation Regulation”) or the UK Securitisation Regulations 2024 and associated regulatory rules (the “UK Securitisation Regulations”), may prohibit the Company from acquiring securitisation positions which do not comply with the EU’s or the UK’s risk retention criteria, where the securities / instruments of such securitisations were issued on or after January 1, 2019. The EU’s or UK’s risk retention criteria for securitisations may not be aligned with the criteria for securitisations under the laws of other jurisdictions, where such laws exist, including under U.S. law. This could result in the Company being prohibited from acquiring positions in certain securitisations or similar structures, whether originated in the EEA or UK or otherwise, notwithstanding that such transactions would otherwise be permitted in accordance with the Company’s investment strategy / restrictions. The scope and application of the requirements may vary between the Securitisation Regulation and the UK Securitisation Regulations, including in regard to whether or not an entity may be treated as an “institutional investor”. If the Adviser itself is an institutional investor, it may be required to comply with the Securitisation Regulation or the UK Securitisation Regulations. As a result, the Adviser may incur liabilities and/or additional costs and expenses in connection with the investment, for which it may seek reimbursement from the Company. If the Company acquires a securitisation position, investors in the Company should consider their own regulatory obligations to the extent that they are institutional investors for the purposes of the Securitisation Regulation or the UK Securitisation Regulations.

Competition

We face competition from various entities for investment opportunities, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. In addition to third-party competitors, other programs sponsored by the Adviser and its affiliates, particularly those with investment strategies that overlap with ours, will seek investment opportunities under Fortress’s prevailing policies and procedures.

In the face of this competition, our Adviser has access to Fortress’s professionals and their industry expertise and relationships, which we believe provide us with a competitive advantage and help us source, evaluate and compete for potential investments. We believe these relationships will enable us to compete more effectively for attractive investment opportunities. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face.

Emerging Growth Company

We are and will remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the date of an initial public offering pursuant to an effective registration statement under the Securities Act, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). We cannot predict if investors will find our shares less attractive because we may rely on some or all of these exemptions.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates. Also, because we are not a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act, and will not be for so long as our common shares are not traded on a securities exchange, we will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company.

Human Capital

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates pursuant to the terms of the Management Agreement and Declaration of Trust.

The Private Offering

Subscriptions to purchase our common shares may be made on an ongoing basis, but investors may only purchase our common shares pursuant to accepted subscription orders as of the first business day of each month (based on the prior month’s transaction price), and to be accepted, a subscription request must be received in good order at least five business days prior to the first business day of the month (unless waived by the Dealer Manager or our Adviser). A subscription order may be cancelled at any time before the time it has been accepted.

The purchase price per share of each class will be equal to the then-current transaction price, which will generally be our prior month’s NAV per share for such class as of the last calendar day of such month. Our NAV may vary significantly from one month to the next. We may offer shares of any class at a price that we believe reflects the NAV per share of such shares more appropriately than the prior month’s NAV per share of the applicable class, including by updating a previously available offering price, in cases where we believe there has been a material change (positive or negative) to our NAV per share or such class of shares since the end of the prior month.

In contrast to securities traded on an exchange or over-the-counter, where the price often fluctuates as a result of, among other things, the supply and demand of securities in the trading market, our NAV will be calculated once monthly using our valuation methodology, and the price at which we sell new shares of any class and repurchase outstanding shares of any class will not change depending on the level of demand by investors or the volume of requests for repurchases.

Generally, within 15 calendar days after the last calendar day of each month after the initial closing of our private offering, we will determine our NAV per share for each share class as of the last calendar day of the prior month, which will generally be the transaction price for the then-current month for such share class. However, in certain circumstances, the transaction price will not be made available until a later time.

As of December 31, 2024, we issued and sold 11,528,148 common shares, consisting of 9,401,238 Class B shares, 975,965 Class R shares, 17,544 Class I shares and 1,133,401 Class E shares.

Subsequent to December 31, 2024, we issued and sold 21,802,668 common shares, consisting of 8,251,004 Class B shares, 2,602,009 Class R shares, 8,378,150 Class J-1 shares, 2,258,116 Class J-2 shares, 166,500 Class I shares and 146,889 Class E shares.

Conflicts of Interest

We are subject to conflicts of interest arising out of our relationship with Fortress and its affiliates, including the Adviser. See “Part I. Item 1A—Risk Factors—Risks Related to Our Relationship with Fortress, Our Adviser and the Management Agreement” and “Part III. Item 13—Certain Relationships and Related Transactions, and Director Independence.”

Available Information

Investors may obtain copies of our filings with the SEC, free of charge, from the website maintained by the SEC at www.sec.gov. In addition, from time to time, we may use our website (https://pws.fortress.com/repurchase-offers-fcr) as a distribution channel for company information. Accordingly, investors should monitor this channel, in addition to following our SEC filings. Our filings with the SEC, however, are the primary source for current, material information about us. We are providing our website address solely for the information of investors. The information on our website, however, is not incorporated by reference in or otherwise part of this Annual Report.

ITEM 1A. RISK FACTORS

You should specifically consider the following material risks in addition to the other information contained in this Annual Report. The occurrence of any of the following risks might have a material adverse effect on our business and financial condition. The risks and uncertainties discussed below are not the only ones we face, but do represent those risks and uncertainties that we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements. As used herein, the term “you” refers to our current shareholders or potential investors in our common shares, as applicable.

Risks Related to Our Business and Operations

If we are unable to raise substantial additional funds, we will be limited in the number and type of investments we make and the value of your investment in us will fluctuate with the performance of the specific assets we acquire.

Our private offering is being made on a “best efforts” basis, meaning that the Dealer Manager and participating broker-dealers are only required to use their best efforts to sell our common shares and have no firm commitment or obligation to purchase any shares. As a result, the amount of proceeds we raise in our private offering may be substantially less than the amount we would need to create a diversified portfolio of investments. If we are unable to raise substantial funds, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments that we make. Moreover, the potential impact of any single asset’s performance on the overall performance of our portfolio will increase unless and until we raise sufficient proceeds to diversify the portfolio. Further, we expect to have certain fixed operating expenses, regardless of whether we are able to raise substantial funds in our private offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions to you.

We face risks associated with the deployment of our capital.

In light of the nature of our continuous offering in relation to our investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying and purchasing suitable assets, including, without limitation, commercial real estate debt and residential loans and assets, on attractive terms, there could be a delay between the time we receive net proceeds from the sale of our common shares in our private offering or any private offering and the time we invest the net proceeds. We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there are few attractive investment opportunities. Such cash may be held in an account for the benefit of our shareholders that may be invested in money market accounts or other similar temporary investments, each of which are subject to the management fees.

The business of identifying, structuring and completing real estate and real estate-related transactions is highly competitive and involves a high degree of uncertainty. In the event we are unable to find suitable investments such cash may be maintained for longer periods which would be dilutive to overall investment returns. For example, we will continue to pay the Adviser the management fee based on our NAV, which includes cash, money market accounts and other similar temporary investments. This could cause a substantial delay in the time it takes for your investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to you. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall investment returns and dividend distribution yields. In the event we fail to timely invest the net proceeds of sales of our common shares or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be adversely affected.

In addition, the nature of our investment strategy means that significant amounts of our capital may be committed to a single investment or group of related investments. Accordingly, we may be obligated to devote future capital raised in our private offering to such committed investments and unable to pursue other potential investment opportunities at ideal times, if at all.

Following our initial investment in any investment, we are permitted to invest additional funds in such investment or could have the opportunity to increase our investment in such investment by investing in additional real estate debt or equity assets related thereto (whether for opportunistic reasons, to fund the needs of the investment, as an equity cure under applicable debt documents or for other reasons). There can be no assurance that we will make follow-on investments or that we will have sufficient funds to make all or any of such follow-on investments (including an event of default under applicable documents). Any decision by us not to make follow-on investments or our inability to make such investments could have a substantial adverse effect on a particular investment in need of such an investment.

If we are unable to successfully integrate new investments and manage our growth, our results of operations and financial condition may suffer.

We may significantly increase the size and/or change the types of investments in our portfolio. We may be unable to successfully and efficiently integrate newly acquired investments into our existing portfolio or otherwise effectively manage our assets or growth. In addition, increases in the size of our investment portfolio and/or changes in our investment concentration or portfolio mix may place significant demands on our Adviser’s administrative, operational, asset management, financial and other resources which could lead to decreased efficiency. Any failure to effectively manage such growth or increase in scale could adversely affect our results of operations and financial condition.

Adverse economic conditions, including an economic slowdown or downturn, could have a material and adverse effect on our business, financial condition, results of operations and cash flows.

Our business could be significantly affected by global and national economic and market conditions generally and by the local economic conditions where the properties securing our investments are concentrated. A return to a recessionary period, elevated inflation, adverse trends in employment levels, geopolitical instability or conflicts (including the hostilities between Russia and Ukraine, or the ongoing and developing conflicts in the Middle East, and other developing conflicts), trade or supply chain disruptions, economic or other sanctions, uncertainty regarding the breach of the U.S. debt ceiling or a sustained capital market correction could have an adverse effect on our business, including on the value of our investments and collateral securing our financing, which can impact our liquidity. Any deterioration of the real estate market as a result of these conditions may cause us to experience losses related to our assets and to sell assets at a loss.

The length and severity of any economic slowdown or downturn cannot be predicted. As a result, we may see increases in bankruptcies and defaults of the tenants occupying the properties owned by our borrowers and securing our investments, and those properties may experience higher vacancy rates and delays in re-leasing vacant space. Increases in bankruptcies and defaults may also negatively impact our borrowers’ ability to service their debt. The occurrence of any of the foregoing could have a material and adverse effect on our business, financial condition, results of operations and cash flows.

Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.

The current worldwide financial markets situation, as well as various social and political tensions in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. For example, the conflict between Russia and Ukraine, or the ongoing and developing conflicts in the Middle East, and other developing conflicts, and resulting market volatility, could adversely affect our business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. In addition, other government actions, including sanctions, export controls, tariffs and trade wars (including with respect to Canada, Mexico, China, Iran or otherwise), could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. Since the inauguration of U.S. President Donald Trump in January 2025, the U.S. Government has announced tariff actions against certain imported goods, and has issued an “America First Trade Policy” memorandum that could lead to additional tariff and trade measures. Additionally, the U.S. Government imposes economic sanctions and trade restrictions against certain countries and persons from time to time. If the U.S. Government imposes such tariffs, sanctions, trade restrictions, or other measures against products and materials, it could have a material adverse impact on our business, financial condition, and results of operations. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods and have indicated a willingness to impose additional tariffs on U.S. products. Global trade disruption, significant introductions of trade barriers and bilateral trade frictions, together with any future downturns in the global economy resulting therefrom, could adversely affect our performance. We will continue to monitor developments and seek to manage our investments in a manner consistent with achieving our investment objectives, but there can be no assurance that we will be successful in doing so.

In addition, the current regulatory environment in the United States and in other countries may be impacted by future legislative developments. Any significant changes under the Trump administration in, among other things, economic policy (including with respect to interest rates and foreign trade), the regulation of the investment management industry, tax law, immigration policy or government entitlement programs could have a material adverse impact on us and our investments.

The valuation of our investments may not be certain or transparent as a result of the highly volatile environments we operate in.

Investing in highly volatile environments presents certain inherent risks, including reduced market liquidity, reduced price transparency and less certainty in core assumptions in respect of a particular investment or an investment strategy as a whole. While such investment environments provide the opportunity for significant returns, they also present significant risks, many of which cannot be predicted, managed or hedged against. If we fail to identify or adequately evaluate potential risks or changes, we may invest at a valuation that is not commensurate with the risk profile of a particular investment or where we would otherwise not invest were more accurate information available, resulting in reduced returns or a complete or partial loss of capital. There can be no assurance that we will accurately identify all potential considerations that may adversely affect the performance of any one or more of our investments or investment strategies.

Adverse economic conditions and other events or occurrences that negatively affect the general economy in the United States or in markets in which the properties securing our investments are geographically concentrated may materially and adversely affect our results of operations.

Our operating performance may be impacted by the economic conditions of specific markets in which there are concentrations of properties securing our investments. Our revenues from, and the value of, our assets may be affected by local or regional real estate conditions (such as an oversupply of or reduced demand for properties) and the local or regional economic climate. Business layoffs, downsizing, industry slowdowns, changing demographics and other factors may adversely impact the economic climate in these markets. Because of the number of assets we have secured by properties located in certain of our geographic markets, a downturn in their economies or real estate conditions or any decrease in demand for properties resulting from the regulatory environment, business climate or energy or fiscal problems therein could materially and adversely affect our business and the businesses of the tenants occupying the properties owned by our borrowers and securing our investments.

We are exposed to general economic conditions, local, regional, national and international economic conditions and other events and occurrences that negatively affect the markets in which we own assets. For example, if commercial real estate property values decrease materially it may cause borrowers to default on their mortgages or negotiate more favorable terms and conditions on their mortgages. All of the foregoing factors may adversely affect the value of the collateral securing loans and other assets held by us and thereby lower or even eliminate any value to be derived from a restructuring or liquidation of such investments.

In addition, given that our assets and the properties securing our assets are expected to primarily be located in the United States, a downturn in the United States economy, or unfavorable political or economic changes in the United States, could materially and adversely affect us disproportionately to our competitors whose portfolios are more geographically diverse.

Our investments may be concentrated and are subject to risk of default.

While we seek to diversify our portfolio of investments, we are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our board of trustees. Therefore, our investments in our target assets may at times be concentrated in certain property types that are subject to higher risk of foreclosure or secured by properties concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in any one region or type of asset, downturns relating generally to such region or type of asset may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of shares of our common shares and accordingly reduce our ability to make distributions to our shareholders.

We are subject to additional counterparty risks in connection with engaging in private transactions, which are typically not subject to credit evaluation and regulatory oversight.

We will be subject to various counterparty risks. For example, we may effect a portion of our transactions in “over-the-counter” or “interdealer” markets or through private transactions. The participants in such markets and the counterparties in such private transactions are typically not subject to credit evaluation and regulatory oversight as are members of “exchange based” markets. This may expose us to the risk that a counterparty will not settle a transaction because of a credit or liquidity problem, thus causing us to suffer losses. In addition, in the case of a default, we could become subject to adverse market movements while replacement transactions are executed. Such “counterparty risk” is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where we have concentrated our transactions with a single or small group of counterparties. Furthermore, upon the bankruptcy, insolvency or liquidation of any counterparty, we may be deemed to be a general unsecured creditor of such counterparty and could suffer a total loss with respect to any positions and/or transactions with such counterparty. In the recent market conditions, counterparty risk has substantially increased and is more difficult to predict. In addition to heightened risks of bankruptcy, in this environment there is a greater risk that counterparties may have their assets frozen or seized as a result of government intervention or regulation. We are not restricted from dealing with any particular counterparty or from concentrating any or all of our transactions with a single counterparty. Our ability to transact business with any one or number of counterparties, the lack of any meaningful and independent evaluation of such counterparties’ financial capabilities and the absence of a regulated market to facilitate settlement may increase the potential for losses and could materially and adversely affect our results of operations and financial condition.

Inflation risks may have an adverse impact on our returns.

Inflation in the United States has recently declined and is expected to remain at its current reduced level in the near-term. However, rising inflation in the future may materially and adversely affect our business. Inflation and rapid fluctuations in inflation rates have had in the past, any may in the future have, negative effects on the economies and financial markets, which may in turn affect the markets in which we invest. For example, wages and prices of inputs increase during periods of inflation, which negatively impact returns on investments. Governmental efforts to curb inflation often have negative effects on the level of economic activity. Depending on the inflation assumptions relating to the cash flows anticipated from the assets underlying our investments, as well as the manner in which asset revenue is determined with respect to such asset, returns from assets may vary as a result of changes in the rate of inflation. There can be no assurance that inflation will not become a serious problem in the future and have an adverse impact on our returns.

Moreover, as inflation increases, the real value of our investments and distributions therefrom can decline. If we are unable to increase the revenue and profits of our investments at times of higher inflation, we may not be able to pay out higher distributions to shareholders to compensate for the relative decrease in the value of money, thereby affecting the expected return of investors.

Real estate valuation is inherently subjective and uncertain.

Real estate valuation is inherently subjective and uncertain. The valuation of real estate and therefore the valuation of any underlying security relating to loans made by us is inherently subjective due to, among other factors, the individual nature of each property, its location, the expected future rental revenues from that particular property and the valuation methodology adopted. As a result, the valuations of the real estate assets against which we make loans are subject to a degree of uncertainty and are made on the basis of assumptions and methodologies that may not prove to be accurate, particularly in periods of volatility, low transaction flow or restricted debt availability in the commercial or residential real estate markets.

Our business and operations could suffer in the event of system failures or cybersecurity breaches.

Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for our internal and hosted information technology systems, our systems are vulnerable to damages from any number of sources, including energy blackouts, natural disasters, terrorism, war, telecommunication failures and cybersecurity attacks, such as computer viruses, malware or unauthorized access. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. We may also incur additional costs to remedy damages caused by such disruptions. Any compromise of our security could result in a violation of applicable privacy and other laws, unauthorized access to information of ours and others, significant legal and financial exposure, damage to our reputation among our borrowers, the tenants occupying the properties owned by our borrowers that secure our investments and our investors generally, and loss or misuse of the information and a loss of confidence in our security measures, any of which could harm our business.

Third parties with which the Adviser does business are also sources of cybersecurity or other technological risk. The Adviser outsources certain functions and these relationships allow for the storage and processing of the Adviser’s information, as well as client, counterparty, employee, and borrower information. While the Adviser engages in actions to reduce its exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incidents that adversely affects the Adviser’s data, resulting in increased costs and other consequences as described above.

Actions by our competitors in the markets in which we invest may limit our ability to acquire desirable investments in our target assets and could also affect the pricing of those assets.

We operate in a highly competitive market for investment opportunities. Our profitability depends, in large part, on our ability to acquire our target assets at attractive prices. In acquiring our target assets, we compete with a variety of institutional investors, including other REITs, commercial and investment banks, specialty finance companies, public and private funds, commercial finance and insurance companies and other financial institutions. Some of our competitors may be larger and have greater financial, technical, marketing and other resources than we do. Several other REITs have recently raised significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. government, if we are not eligible to participate in programs established by the U.S. government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exception from the definition of an investment company under the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, competition for originations of and investments in our target assets may lead to decreasing yields, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable investments in our target assets may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

Declining real estate valuations and impairment charges could materially and adversely affect our business, financial condition, results of operations and cash flows.

We continuously monitor events and changes in circumstances, including those resulting from an economic downturn that could indicate that the carrying value of the real estate and, subsequently, the related intangible assets that secure our investments may not be recoverable. Examples of such indicators may include a significant decrease in NAV, a significant adverse change in the extent or manner in which the property securing our investment is being used or in its physical condition, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development, or a history of operating or cash flow losses. Declining real estate valuations also impact borrowers’ ability to service debt, which may impact our financial performance as lender.

Our business may be adversely affected by the impact on the financial markets due to additional bank failures.

The closures of Silicon Valley Bank and Signature Bank in March 2023, and First Republic Bank in May 2023, led to disruption and volatility. Additional bank failures in the United States and elsewhere could have far-reaching effects on the U.S. and other financial markets, including widespread failures of financial institutions, limited availability of credit, counterparty credit risks and adverse effects on issuers of debt and equity and other assets in which we invest and other instruments to which we have exposure, as well as the broader economy. Any or all of these developments may have a material adverse effect on us; for example, fluctuations in the market prices of securities and/or interest rates may adversely affect the value of our portfolio and/or increase the inherent risks associated with an investment in real estate-related assets. The ability of assets securing our investments to refinance may depend on their ability to obtain additional financing. Any deterioration of the global debt markets or the credit ratings of certain investors (including, without limitation, sovereign nations), any possible future failures of certain financial services companies or a significant rise in interest rates, taxes or market perception of counterparty default risk will likely significantly reduce investor demand for Company-level financing and similar types of liquidity for investment grade, high-yield, and senior and other types of bank debt. This, in turn, is likely to result in some potential lenders being unable or unwilling to finance new investments, to provide working capital or to provide financing for other purposes permitted under the Management Agreement or to be willing to provide such financing only on terms less favorable than those that had been available in the recent past. Certain U.S. banks have recently experienced liquidity issues related to, among other factors, rising interest rates. It is currently unknown the extent to which these events will affect the availability of financing for commercial real estate. While disruption in the capital markets could enhance our ability to originate or acquire debt investments on attractive terms, a component of our investment strategy rests on our ability to obtain financing for our investments and operations on terms accretive to our investment strategy. A lack of such financing would adversely affect our ability to achieve our investment objectives.

Our investments are substantially illiquid and our ability to dispose of our investments may be further limited as a result of an absence of an established market for the investments, as well as legal, contractual and other restrictions.

Our ability to dispose of investments could be limited for several reasons. Illiquidity could result from the absence of an established market for the investments, as well as legal, contractual or other restrictions on their resale by us. Dispositions of investments could be subject to contractual and other limitations on transfer or other restrictions that would interfere with subsequent sales of such investments or adversely affect the terms that could be obtained upon any disposition thereof. In view of these limitations on liquidity, the return of capital and the realization of gains, if any, generally will occur only upon the partial or complete disposition of an investment. While an investment could be sold at any time, it is generally expected that this will not occur until a number of years after the initial investment. Before such time, there could potentially be no current return on the investment. Furthermore, the expenses of operating the Company (including the management fee payable to the Adviser or its designee) could potentially exceed its income, thereby requiring that the difference be paid from the Company’s capital.

Furthermore, the market prices for our assets may fluctuate due to a variety of factors that are inherently difficult to predict, including, but not limited to, changes in interest rates, prevailing credit spreads, general economic, real estate and financial market conditions, and domestic or international economic or political events. Market disruptions may lead to a significant decline in transaction activity in all or a significant portion of the asset classes in which we intend to invest and may at the same time lead to a significant contraction in short-term and long-term debt and equity funding sources. A decline in liquidity of real estate and real estate-related investments, as well as a lack of availability of observable transaction data and inputs, may make it more difficult to sell our investments or determine their fair values. As a result, we may be unable to sell investments, or only be able to sell investments at a price that may be materially different from the fair values. Also, in such conditions, there is no guarantee that the Company’s borrowing arrangements or other arrangements for obtaining leverage will continue to be available or, if available, will be available on terms and conditions acceptable to us. In addition, a decline in market value of our assets may have particular adverse consequences in instances where we borrowed money based on the fair value of our assets. A decrease in the market value of our assets may result in the lender requiring it to post additional collateral or otherwise sell assets at a time when it may not be in our best interest to do so. In times of extreme market disruption, there may be no market at all for one or more investment assets, potentially resulting in our inability to dispose of our assets for an indefinite period of time, which could have an adverse effect on our business, financial conditions, results of operations and cash flows.

The lack of liquidity in our investments may adversely affect our business.

The lack of liquidity of the investments we make in real estate loans and investments, other than certain of our investments in CMBS and RMBS, may make it difficult for us to sell such investments if the need or desire arises. To the extent we acquire securities, many of the securities we purchase may not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or their disposition except in transactions that are exempt from the registration requirements of, or otherwise in accordance with, those laws. In addition, certain investments such as B Notes, subordinated loans, transitional loans, construction loans and other loans are also particularly illiquid investments due to their short life, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default. As a result, many of our current investments are, and our future investments will be, illiquid and if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. Further, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we or our adviser has or could be attributed with material, non-public information regarding such business entity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

We face credit risks with respect to our portfolio.

With respect to our portfolio of commercial real estate debt and residential loans and assets, such investments generally are subject to various creditor risks, including (i) the possible invalidation of an investment transaction as a “fraudulent conveyance” under the relevant creditors’ rights laws, (ii) so called lender liability claims by the issuer of the obligations and (iii) environmental liabilities that may arise with respect to collateral securing the obligations. Additionally, adverse credit events with respect to any underlying company or property, such as missed or delayed payment of interest and/or principal, bankruptcy, receivership or distressed exchange, can significantly diminish the value of our investment in our investments. In this case, the risk of loss of principal in the investment will be exacerbated. Moreover, the CRE debt securities in which we may invest may include secured or unsecured debt at various levels of an issuer’s capital structure. The CRE debt securities in which we may invest may not be protected by financial covenants or limitations upon additional indebtedness, may be illiquid or have limited liquidity, and may not be rated by a credit rating agency. Our investments in may be subject to early redemption features, refinancing options, pre-payment options or similar provisions which, in each case, could result in the issuer repaying the principal on an obligation held by us earlier than expected, resulting in a lower return to us than anticipated or reinvesting in a new obligation at a lower return to us.

We are also exposed to credit risk in our investments with respect to a borrower’s ability to make required debt service payments to us and repay the unpaid principal balance in accordance to the terms of the loan agreement. We intend to manage this risk by conducting a credit analysis prior to making an investment and by actively monitoring our portfolio and the underlying credit quality, including subordination and diversification, of our investments on an ongoing basis. In addition, we intend to re-evaluate the credit risk inherent in our investments on a regular basis, taking into consideration a number of fundamental macro-economic factors such as gross domestic product, unemployment, interest rates, capital markets activity, retail sales, store closing/openings, corporate earnings, housing inventory, affordability and regional home price trends.

Additionally, we are exposed to credit risk with respect to the tenants that occupy properties that serve as collateral to our investments. To mitigate this risk, we seek to avoid large single tenant exposure and we undertake a credit evaluation of major tenants prior to making a loan. This analysis includes extensive due diligence of a potential tenant’s creditworthiness and business, as well as an assessment of the strategic importance of the property to the tenant’s core business operations.

Additionally, a paramount risk in originating and investing in loans is the possibility of material misrepresentation or omission on the part of the borrower. Such inaccuracy or incompleteness may adversely affect the valuation of the collateral underlying the loans or may adversely affect our ability to perfect or effectuate a lien on the collateral securing the loan. We will rely upon the accuracy and completeness of representations made by borrowers to the extent reasonable, but cannot guarantee such accuracy or completeness.

Finally, we may be exposed to counterparty credit risk under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We may seek to mitigate the credit risk associated with derivative instruments by entering into transactions with high quality counterparties.

We may face various market value risks.

We may also be exposed to market value risk with respect to the fair value of our investments, including debt securities, and borrowings due to changes in market conditions, including credit spreads, interest rates, property cash flows, and commercial property values that serve as collateral. We seek to manage our exposure to market risk by originating or acquiring investments secured by different property types located in diverse but liquid markets, with stable credit ratings. The fair value of our investments may fluctuate, therefore the amount we will realize upon any repayment, sale, or an alternative liquidation event is unknown.

We may invest in undervalued loans and other instruments.

We may invest in undervalued loans and other instruments. The identification of investment opportunities in undervalued loans and other instruments is a difficult task, and there is no assurance that such opportunities will be successfully recognized or acquired. While investments in undervalued instruments offer the opportunity for above-average capital appreciation, these investments involve a high degree of financial risk and can result in substantial losses. Returns generated by our investments may not adequately compensate shareholders for the business and financial risks assumed.

We may incur substantial losses if we have purchased investments based on the belief that they were undervalued by their sellers, if they were not in fact undervalued at the time of purchase. In addition, we may be required to hold such investments for a substantial period of time before realizing their anticipated value, and there is no assurance that the value of the investment would not decline during such time. Moreover, during this period, a portion of our assets would be committed to those investments purchased, thus preventing us from investing in other opportunities. In addition, we may finance such purchases with borrowed funds and thus will have to pay interest on such funds during such waiting period.

The commercial mortgage loans we originate and acquire and the mortgage loans underlying investments in CMBS are subject to the ability of the commercial property owner to generate net income from operating the property as well as the risks of delinquency and foreclosure.

Commercial mortgage loans are secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that may be greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be adversely affected by, among other things,

•
tenant mix;
•
success of tenant businesses;
•
property management decisions;
•
property location, condition and design;
•
competition from comparable types of properties;
•
changes in laws that increase operating expenses or limit rents that may be charged;
•
changes in national, regional or local economic conditions or specific industry segments, including the credit and securitization markets;
•
declines in regional or local real estate values;
•
declines in regional or local rental or occupancy rates;
•
increases in interest rates, real estate tax rates and other operating expenses;
•
inability to pass increases in costs of operations along to tenants;
•
costs of remediation and liabilities associated with environmental conditions;
•
the potential for uninsured or underinsured property losses;
•
in the case of transitional mortgage loans, limited cash flows at the beginning;

•
changes in governmental laws and regulations, including fiscal policies, zoning ordinances and environmental legislation and the related costs of compliance;
•
acts of God, terrorist attacks, social unrest and civil disturbances; and
•
natural disasters such as hurricanes, flooding, wildfires, volcanic eruptions and earthquakes.

In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations and limit amounts available for distribution to our shareholders. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.

Loans on properties in transition will involve a greater risk of loss than conventional mortgage loans.

Our portfolio may include transitional loans to borrowers who are typically seeking relatively short-term funds to be used in an acquisition or rehabilitation of a property or during the period before the property is fully occupied. The typical borrower in a transitional loan often has identified an undervalued asset that has been under-managed or is located in a recovering market. If the market in which the asset is located fails to improve according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the transitional loan, and we bear the risk that we may not recover some or all of our investment.

In addition, borrowers usually use the proceeds of a conventional mortgage to repay a transitional loan. Transitional loans therefore are subject to the risk of a borrower’s inability to obtain permanent financing to repay the transitional loan. In the event of any default under transitional loans that may be held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the transitional loan. To the extent we suffer such losses with respect to these transitional loans, it would adversely affect our results of operations and financial condition.

The B Notes that we may acquire may be subject to additional risks related to the privately negotiated structure and terms of the transaction, which may result in losses to us.

We may invest in B Notes. B Notes are mortgage loans typically (i) secured by a first mortgage on a single large commercial property or group of related properties and (ii) contractually subordinated to an A Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B Note holders after payment to the A Note holders. However, because each transaction is privately negotiated, B Notes can vary in their structural characteristics and risks. For example, the rights of holders of B Notes to control the process following a borrower default may vary from transaction to transaction. Further, B Notes typically are secured by a single property and so reflect the risks associated with significant concentration. Significant losses related to B Notes would result in operating losses for us and may limit our ability to make distributions to our shareholders.

Construction loans may expose us to increased lending risk, including an increased risk of loss.

We may invest in construction loans, which may expose us to increased lending risks. Construction lending generally is considered to involve a higher degree of risk of non-payment and loss than other types of lending due to a variety of factors, including the difficulties in estimating construction costs and anticipating construction delays (or governmental shut-downs of construction activity), the dependency on timely, successful completion and the lease-up and commencement of operations post-completion, and the borrower’s ability to secure permanent “take-out” financing. For construction loans, increased risks include the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction-all of which may be affected by unanticipated delays and cost overruns. Such loans typically involve an expectation that the borrower’s sponsors will contribute sufficient equity funds in order to keep the loan “in balance,” and the sponsors’ failure or inability to meet this obligation could result in delays in construction or an inability to complete such work. Commercial construction loans also expose the lender to additional risks of contractor non-performance or borrower disputes with contractors resulting in mechanic’s or materialmen’s liens on the property and possible further delay. In addition, since such loans generally entail greater risk than mortgage loans collateralized by income-producing property, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with such loans.

If a borrower fails to complete the construction of a project or experiences cost overruns, or if we fail to fund our entire commitment on a construction loan, there could be adverse consequences associated with the loan, including: a decline in the value of the property securing the loan, especially if the borrower is unable to raise funds to complete it from other sources; a borrower claim against us for failure to perform under the loan documents if we fail to fund or choose to stop funding; increased costs to the borrower that the borrower is unable to pay; a bankruptcy filing by the borrower; and abandonment by the borrower of the collateral for the loan.

We may be subject to contingent funding obligations under construction loans and other investments that we originate or acquire.

We may be subject to contingent funding obligations under construction loans and other investments that we originate or acquire. Construction loans are funded in tranches, usually based on completion by the borrower of certain construction milestones. As the lender under a construction loan, we may be obligated to fund all or a significant portion of the loan at one or more future dates. Certain other commercial real estate loans or residential loans may have delayed draw features, upsize options or “good news” funding requirements, which would require us to fund additional amounts under the loan upon certain events such as the borrower ending a lease agreement with a long-term tenant in the building or the property achieving certain net operating income or other performance milestones. We may not have the funds available at such future date(s) to meet our funding obligations under these construction loans or other investments. In that event, we would likely be in breach of the loan unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all. In addition, we will need to maintain a certain amount of funds available for future disbursements and funding requirements that could otherwise be used to acquire assets, invest in future business opportunities or make distributions to shareholders or we may be forced to sell assets at depressed prices or borrow funds to fund our loan commitment. This could have an adverse effect on our results of operations and ability to make distributions to our shareholders.

Investments we may make in CMBS may be subject to losses.

Investments we may make in CMBS may be subject to losses. In general, losses on a mortgaged property securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, then by the holder of a subordinated loan or B Note, if any, then by the “first loss” subordinated security holder (generally, the “B-Piece” buyer) and then by the holder of a higher-rated security. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit, subordinated loans or B Notes, and any classes of securities junior to those in which we invest, we will not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related mortgage-backed security, there would be an increased risk of loss. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments.

We may not control the special servicing of the mortgage loans included in the CMBS in which we invest, and, in such cases, the special servicer may take actions that could adversely affect our interests.

With respect to each series of CMBS in which we invest, overall control over the special servicing of the related underlying mortgage loans may be held by a directing certificate-holder, which is appointed by the holders of the most subordinate class of CMBS in such series. We may acquire classes of existing series of CMBS where we will not have the right to appoint the directing certificate-holder. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificate-holder, take actions that could adversely affect our interests.

With respect to certain mortgage loans included in our CMBS investments, the properties that secure the mortgage loans backing the securitized pool may also secure one or more related mortgage loans that are not in the CMBS, which may conflict with our interests.

Certain mortgage loans included in our CMBS investments may be part of a loan combination or split loan structure that includes one or more additional mortgaged loans (senior, subordinate or pari passu and not included in the CMBS investments) that are secured by the same mortgage instrument(s) encumbering the same mortgaged property or properties, as applicable, as is the subject mortgage loan. Pursuant to one or more co- lender or similar agreements, a holder, or a group of holders, of a mortgage loan in a subject loan combination may be granted various rights and powers that affect the mortgage loan in that loan combination, including: (i) cure rights; (ii) a purchase option; (iii) the right to advise, direct or consult with the applicable servicer regarding various servicing matters affecting that loan combination; or (iv) the right to replace the directing certificate- holder (without cause).

Investment ratings that we may use are relative and subjective.

In general, the ratings of nationally recognized rating organizations represent the opinions of these agencies as to the credit quality of securities that they rate. These ratings may be used by us as initial criteria for the selection of investments. Such ratings, however, are relative and subjective; they are not absolute standards of quality and do not evaluate the market value risk of the securities. It is also possible that a rating agency might not change its rating of a particular issue on a timely basis to reflect subsequent events.

Subordinated loan assets in which we may invest involve greater risks of loss than senior loans secured by income-producing properties.

We may invest in subordinated loans, which take the form of loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property, because the loan may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our subordinated loan. If a borrower defaults on our subordinated loan or debt senior to our loan, or in the event of a borrower bankruptcy, our subordinated loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our initial expenditure. In addition, subordinated loans may have higher LTV ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to subordinated loans would result in operating losses for us and may limit our ability to make distributions to our shareholders.

We may invest in preferred equity and other real estate-related equity, which is subordinate to any indebtedness, but involves different rights.

We may invest in non-controlling preferred equity positions and other real estate-related interests. Preferred equity investments generally rank junior to all existing and future indebtedness, including commercial mezzanine and mortgage loans, but rank senior to the owners’ common equity. Preferred equity investments typically pay a dividend rather than interest payments and often have the right for such dividends to accrue if there is insufficient cash flow to pay currently. These interests are not secured by the underlying real estate, but upon the occurrence of a default, the preferred equity provider typically (but not always) has the right to effectuate a change of control with respect to the ownership of the property. In addition, preferred equity investments may be illiquid or have limited liquidity due to lock-out periods, limited trading volume or other limitations or prohibitions against their transfer, sale, pledge or disposition, including any necessary registration with the SEC requiring coordination with the issuer for the sale of such securities. Our investments in real estate-related equity securities will involve risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related equity securities are subject to their own operating and other expenses and may be subject to a management fee and/or performance-based compensation (e.g., promote), which we as equity holders will indirectly bear. Issuers of real estate-related common equity securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate.

Residential mortgage loans, RMBS and other pools of residential mortgage loans that we may acquire are subject to different types of risks than commercial mortgage loans.

We may invest directly in residential mortgage loans and may purchase RMBS and/or interests in other pools of residential mortgage loans. RMBS evidence interests in or are secured by the pools of residential mortgage loans in which we may invest are subject to all of the risks of the respective underlying mortgage loans.

Residential mortgage loans are typically secured by single-family residential property and are subject to risks of delinquency and foreclosure and risks of loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, natural disasters, environmental disasters, acts of terrorism, government shutdowns, social unrest and civil disturbances, may impair borrowers’ abilities to repay their loans. In addition, we may invest in non-agency RMBS, which are backed by residential real property but, in contrast to agency RMBS, their principal and interest are not guaranteed by federally chartered entities such as Fannie Mae and Freddie Mac and, in the case of Ginnie Mae, the U.S. government. In the event of any default under a mortgage loan we hold directly we will bear the risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on the return on our investments. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.

The non-QM loans in which we may invest are subject to increased risks.

We may acquire residential loans sometimes referred to as “non-qualified mortgages” or “non-QMs” that will not have the benefit of enhanced legal protections otherwise available in connection with the origination of residential loans to a more restrictive credit standard than just determining a borrower’s ability to repay, as further described below.

The non-QM loans in which we invest are subject to increased risk of loss compared to investments in certain of our other target assets, such as agency RMBS. A non-QM loan is directly exposed to losses resulting from default. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower, and the priority and enforceability of the lien will significantly impact the value of any such non-QM loan. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon the sale of such real estate may not be sufficient to recover our cost basis in the non-QM loan, and any costs or delays involved in the foreclosure or liquidation process may increase losses. The value of non-QM loans is also subject to property damage caused by hazards, such as earthquakes or environmental hazards, not covered by standard property insurance policies and to a reduction in a borrower’s mortgage debt by a bankruptcy court. In addition, claims may be assessed against us because of our position as a mortgage holder or property owner, including assignee liability, environmental hazards and other liabilities. In some cases, these claims may lead to losses exceeding the purchase price of the related non-QM loan or property. Unlike agency RMBS, non-QM loans are not guaranteed by the U.S. Government or by Fannie Mae and Freddie Mac. Additionally, by directly acquiring non-QM loans, we do not receive the structural credit enhancements that benefit senior tranches of RMBS. The occurrence of any of these risks could have a material adverse effect on us.

In addition, non-QM loans have flexibility in underwriting guidelines and are subject to credit risk. The underwriting guidelines for non-QM loans may be permissive as to the borrower’s debt-to-income ratio, credit history, and/or income documentation. Loans that are underwritten pursuant to less stringent underwriting guidelines could experience substantially higher rates of delinquencies, defaults and foreclosures than those experienced by loans underwritten to more stringent underwriting guidelines. If our non-QM loans are underwritten to more flexible guidelines which have increased risk and may cause higher delinquency, default, or foreclosure rates given economic stress, the performance of our investments in non-QM loan portfolio could be correspondingly adversely affected, which could materially and adversely affect us.

The residential loans, including “non-QM” loans, that we may acquire, originate or invest in may subject us to legal, regulatory and other risks, which could adversely impact our business and financial results.

We may acquire, originate or invest in non-QM loans that will not have the benefit of enhanced legal protections otherwise available in connection with the origination of QM loans, as further described below. The ownership of non-QM loans could subject us to legal, regulatory, and other risks, including those arising under U.S. federal consumer protection laws and regulations designed to regulate residential mortgage loan underwriting and originators’ lending processes, standards and disclosures to borrowers.

These laws and regulations include the CFPB’s “Know Before You Owe” mortgage disclosure rule, the CFPB’s TILA-RESPA Integrated Disclosure rule (also referred to as “TRID”), the “ability-to-repay” rules (“ATR Rules”) under the Truth-in-Lending Act and “qualified mortgage” regulations, in addition to various U.S. federal, state and local laws and regulations intended to discourage predatory lending practices by residential loan originators. The ATR Rules specify the characteristics of a “qualified mortgage” and two levels of presumption of compliance with the ATR Rules: a safe harbor and a rebuttable presumption for higher priced loans. The “safe harbor” under the ATR Rules applies to a covered transaction that meets the definition of “qualified mortgage” and is not a “higher-priced covered transaction.” For any covered transaction that meets the definition of a “qualified mortgage” and is not a “higher-priced covered transaction,” the creditor or assignee will be deemed to have complied with the ability-to-repay requirement and, accordingly, will be conclusively presumed to have made a good faith and reasonable determination of the consumer’s reasonable ability to repay. Creditors or assignees will have the benefit of a rebuttable presumption of compliance with the applicable ATR Rules if they have complied with the qualified mortgage characteristics of the ATR Rules other than the residential loan being higher-priced in excess of certain thresholds.

Non-QM loans, such as residential mortgage loans where the borrower’s debt-to-income ratio exceeds 43%, are among the loan products that we may acquire that do not constitute qualified mortgages and, accordingly, do not have the benefit of either a safe harbor from liability under the ATR Rules or a rebuttable presumption of compliance with the ATR Rules. Application of certain standards set forth in the ATR Rules is highly subjective and subject to interpretive uncertainties. As a result, a court may determine that a residential loan did not meet the standard or test even if the originator reasonably believed such standard or test had been satisfied. Failure of residential loan originators or servicers to comply with these laws and regulations could subject us, as an assignee or purchaser of these loans (or as an investor in securities backed by these loans), to monetary penalties assessed by the CFPB through its administrative enforcement authority and by mortgagors through a private right of action against lenders or as a defense to foreclosure, including by recoupment or setoff of finance charges and fees collected, and could result in rescission of the affected residential loans, which could adversely impact our business and financial results. Such risks may be higher in connection with the acquisition of non-QM loans. Borrowers under non-QM loans may be more likely to challenge the analysis conducted under the ATR Rules by lenders. Even if a borrower does not succeed in the challenge, additional costs may be incurred in connection with challenging and defending such claims, which may be more costly in judicial foreclosure jurisdictions than in non-judicial foreclosure jurisdictions, and there may be more of a likelihood such claims are made since the borrower is already exposed to the judicial system to process the foreclosure.

We may invest in Alt-A mortgage loans and subprime residential mortgage loans or purchase RMBS or other securities backed by Alt-A and subprime residential loans, which are subject to increased risks.

We may invest in alternative documentation (“Alt-A”) mortgage loans and subprime mortgage residential mortgage loans or RMBS or other pools of residential mortgage loans that include or are backed by collateral consisting of Alt-A mortgage loans and subprime residential mortgage loans. “Subprime” mortgage loans and “Alt-A” mortgage loans refer to mortgage loans that have been originated using underwriting standards that are less restrictive than the underwriting requirements used as standards for other first and junior lien “prime” mortgage loan purchase programs, such as the programs of Fannie Mae and Freddie Mac. These lower standards include mortgage loans made to borrowers having imperfect or impaired credit histories (including outstanding judgments or prior bankruptcies), mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgage property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have a high debt-to-income ratio, and mortgage loans made to borrowers whose income is not required to be disclosed or verified. Due to economic conditions, including increased interest rates and lower home prices, as well as aggressive lending practices, subprime mortgage loans have in recent periods experienced increased rates of delinquency, foreclosure, bankruptcy and loss, and they are likely to continue to experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner. These loans are also more likely to be negatively impacted by governmental interventions, such as mandated modification programs or foreclosure moratoria, bankruptcy cramdown, regulatory enforcement actions and other requirements. Thus, because of the higher delinquency rates and losses associated with Alt-A mortgage loans and subprime residential mortgage loans, the performance of Alt-A mortgage loans and subprime residential mortgage loans or non-agency RMBS backed by Alt-A mortgage loans and subprime residential mortgage loans in which we may invest could be correspondingly adversely affected, which could adversely impact our results of operations, financial condition and business.

We may invest in jumbo prime mortgage loans, which will expose us to additional credit risk.

We may invest in jumbo prime mortgage loans, which generally do not conform to Fannie Mae or Freddie Mac underwriting guidelines primarily because the mortgage balance exceeds the maximum amount permitted by such underwriting guidelines. Jumbo prime mortgage loans are subject to the risks described above relating to investments in residential mortgage loans, but may expose us to increased risks because of their larger balances and because they cannot be immediately sold to

Fannie Mae or Freddie Mac. Additionally, in the event of a default by a borrower on a jumbo prime mortgage loan, we could experience greater losses than a typical loan in our portfolio due to the large mortgage balance associated with jumbo prime mortgage loans.

The RMBS and CMBS in which we invest are subject to the risks of the mortgage securities market as a whole and risks of the securitization process.

The value of RMBS and CMBS may change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole. RMBS and CMBS are also subject to several risks created through the securitization process. Subordinate RMBS and CMBS are paid interest only to the extent that there are funds available to make payments. To the extent the collateral pool includes delinquent loans, there is a risk that the interest payment on subordinate RMBS and CMBS will not be fully paid. Subordinate RMBS and CMBS are also subject to greater credit risk than those RMBS and CMBS that are more highly rated.

Investments in non-conforming and non-investment grade rated loans or securities involve increased risk of loss.

Our investments may not conform to conventional loan standards applied by traditional lenders and may be either not rated or rated as non-investment grade by one or more rating agencies. The non-investment grade ratings for these assets typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, these investments have a higher risk of default and loss than investment grade rated assets. Any loss we incur may be significant and may reduce distributions to our shareholders and adversely affect the market value of our common shares. There are no limits on the percentage of unrated or non-investment grade rated assets we may hold in our investment portfolio.

The mortgage loans in which we invest and the mortgage loans underlying the mortgage securities in which we invest are subject to delinquency, foreclosure and loss, which could result in losses to us.

Commercial real estate loans are secured by multifamily or commercial properties and are subject to risks of delinquency and foreclosure. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, natural disasters, terrorism, social unrest and civil disturbances. We invest in commercial mortgage loans directly and through CMBS.

Residential mortgage loans are secured by single-family residential property and are subject to risks of delinquency, foreclosure and loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, natural disasters, terrorism, social unrest and civil disturbances, may impair borrowers’ abilities to repay their loans.

We may invest in residential bridge “fix and flip” loans, which would expose us to the risk that the borrower of such loan may not be able to sell the property on attractive terms or at all once the property has been re-developed, which may materially and adversely affect us.

We may invest in residential bridge “fix and flip” loans, which are particularly illiquid investments due to their short life and the greater difficulty of recoupment in the event of a borrower’s default. As these loans provide borrowers with short-term capital typically in connection with the acquisition and re-development of a single-family or multi-family residence, with a view to the borrower selling the property, there is a risk that a borrower may not be able to sell the property on attractive terms or at all once the property has been re-developed. Moreover, the borrower may experience difficulty in completing the re-development of the property on schedule or at all, whether as a result of cost over-runs, construction-related delays, or other issues, which may result in delays selling the property or an inability to sell the property at all. Since the borrower would typically use the proceeds of the sale of the property to repay the bridge loan, if any of the foregoing events were to occur, the borrower may be unable to repay its loan on a timely basis or at all, which may materially and adversely affect us.

We may acquire MSRs or excess MSRs, which would expose us to significant risks.

We may acquire MSRs or “excess MSRs.” MSRs represent the right to service mortgage loans, which involves activities such as collecting mortgage payments, escrowing, and paying taxes and insurance premiums and forwarding principal and interest payments to the mortgage lender. In return for providing these services, the holder of an MSR is entitled to receive a servicing fee, typically specified as a percentage (expressed in basis points) of the serviced loan’s unpaid principal balance. An MSR is made up of two components: a basic fee and an “excess MSR.” The basic fee is the amount of compensation for the performance of servicing duties (including advance obligations), and the excess MSR is the amount that exceeds the basic fee.

MSRs would arise from contractual agreements between us and investors (or their agents) in mortgage loans and mortgage securities. The determination of the value of MSRs will require us to make numerous estimates and assumptions. Such estimates and assumptions include, without limitation, estimates of future cash flows associated with MSRs based upon assumptions involving interest rates as well as the prepayment rates, delinquencies, and foreclosure rates of the underlying serviced mortgage loans. The ultimate realization of the fair value of MSRs may be materially different than the values of such MSRs estimated by us. The use of different estimates or assumptions in connection with the valuation of these assets could produce materially different fair values for such assets, which could have a material adverse effect on us.

Changes in interest rates are a key driver of the performance of MSRs. Historically, the fair value of MSRs has increased when interest rates rise and decreased when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. To the extent we do not hedge against changes in the value of MSRs, our investments in MSRs would be more susceptible to volatility due to changes in the value of, or cash flows from, the MSRs as interest rates change.

Prepayment speeds significantly affect MSRs. Prepayment speed is the measurement of how quickly borrowers pay down the unpaid principal balance of their loans or how quickly loans are otherwise brought current, modified, liquidated, or charged off. We may base the price we pay for MSRs and the rate of amortization of those assets on, among other things, projections of the cash flows from the related pool of mortgage loans. Our Manager’s expectation of prepayment speeds is a significant assumption underlying those cash flow projections. If prepayment speed expectations increase significantly, the value of the MSRs could decline. Furthermore, a significant increase in prepayment speeds could materially reduce the ultimate cash flows we receive from MSRs, and we could ultimately receive substantially less return on such assets. Moreover, delinquency rates have a significant impact on the valuation of any MSRs. An increase in delinquencies generally results in lower revenue because typically we would only collect servicing fees for performing loans. Our Manager’s expectation of delinquencies is also a significant assumption underlying projections of potential returns. If delinquencies are significantly greater than expected, the estimated value of the MSRs could be diminished. If the estimated value of MSRs is reduced, we could suffer a loss.

Furthermore, MSRs and the related servicing activities are subject to numerous U.S. federal, state, and local laws and regulations and may be subject to various judicial and administrative decisions imposing various requirements and restrictions on the holders of such investments. Our failure to comply, or the failure of the servicer to comply, with the laws, rules, or regulations to which they are subject by virtue of ownership of MSRs, whether actual or alleged, could expose us to fines, penalties, or potential litigation liabilities, including costs, settlements, and judgments, any of which could have a material adverse effect on us.

Because excess MSRs are a component of the related MSR, the risks of owning an excess MSR are similar to the risks of owning an MSR. The valuation of excess MSRs is based on many of the same estimates and assumptions used to value MSR assets, thereby creating the same potential for material differences between estimated value and the actual value that is ultimately realized. Also, the performance of excess MSRs is impacted by the same drivers as the performance of MSR assets, including interest rates, prepayment speeds, and delinquency rates.

We face risks associated with our investments in tax liens.

The tax lien market in the United States and in other jurisdictions is competitive, including from regional banks and other investment clubs. Our investment strategy and the returns on our investments in tax liens may be affected by our competition. In many jurisdictions, tax liens are sold at public auction. The amount due on the auction date is usually an aggregate of the delinquent taxes, penalties and interest. At an auction, bidders bid on the interest rate that the certificate will earn from the date of sale of the certificate to the date of foreclosure on the property. The certificates are sold to the bidder that bids the lowest yield. Increased competition may drive interest rates lower than what is viable for our investment strategy. There can be no assurance that we will be able to purchase our targeted tax liens or realize our projected return rates, which may adversely affect our business.

Our investment in a tax lien is dependent upon the value of the property underlying the tax lien. If the property that is subject to a tax lien is worth less than the amount of the tax lien we purchased, our investment may be worth less than we paid for it. In addition, if the property does not comply with legal requirements such as zoning codes, building codes or environmental laws, we may be required to make improvements to bring it into compliance. The cost of bringing the property into compliance could be substantial. In either case, our investment in a tax lien could result in losses that will adversely affect our business.

Once we have acquired a tax lien certificate, we will not know when or if it will be redeemed by the owner of the underlying property. Property owners may redeem the certificate almost immediately, or they may redeem the certificate at some other time prior to the expiration of the statutory redemption period or they may choose not to redeem the certificate at all and allow the property to be foreclosed by the tax lien holder. In the event that the tax lien certificate is not redeemed and the property is foreclosed, we will not be able to predict how quickly it may be rented or sold, if it can be rented or sold at all, which may result in a significant amount of our funds being illiquid, which will have an adverse effect on our business.

If the property owner that failed to pay the taxes represented by our tax lien files a petition in bankruptcy we could lose our lien and possibly our entire investment. Under U.S. bankruptcy law, a debtor or the trustee appointed by the bankruptcy court may have a tax lien subordinated to administrative expenses in the estate or even extinguished altogether. If this were to happen, we could become a general, unsecured creditor. This means that other creditors might receive funds available for distribution before we do, or that we will be forced to share, pro rata, with other general unsecured creditors, an amount of money that is less than the aggregate debt due. The bankruptcy courts can also order the reduction or forfeiture of interest or provide the debtor with extensions of time for making the payoff beyond the normal three-year redemption period. In any event, our investment in a tax lien is vulnerable to various other charges and priorities and we may not realize our target rate of return.

There may be other federal, state or municipal liens that have equal or better priority against the property subject to the tax lien that we purchased, which may delay or limit us from receiving any return on the property. Federal tax liens enjoy the federal government’s special 120 day right of redemption. Under this right, even after an investor has successfully foreclosed on a tax lien, the federal government has 120 days from the date of judgment to pay the investor the amount of the lien plus attorney’s fees and costs and any amounts necessarily incurred for the maintenance of the encumbered property. If this occurs in connection to a tax lien in which we have invested, the federal government would then succeed to our interest in the property. This delay in the payment to us could detrimentally affect the return we make on our investment.

Finally, there may be administrative problems and inefficiencies that reduce the return on our investment in tax liens. For example, if we fail to notify the treasurer’s office of a change of address, we may fail to receive a notice of redemption in connection with such tax liens and, after such redemption has occurred, we would no longer be earning any interest on our investment. In some counties, the treasurer’s office does not process redemptions quickly. Thus, substantial time may pass when our investment is not earning interest.

Delays in liquidating defaulted commercial real estate debt investments could reduce our investment returns.

The occurrence of a default on a commercial real estate debt investment could result in our taking title to collateral. However, we may not be able to take title to and sell the collateral securing the loan quickly. Taking title to collateral can be an expensive and lengthy process that could have a negative effect on the return on our investment. Borrowers often resist when lenders, such as us, seek to take title to collateral by asserting numerous claims, counterclaims and defenses, including but not limited to lender liability claims, in an effort to prolong the foreclosure action. In some states, taking title to collateral can take several years or more to resolve. At any time during a foreclosure proceeding, for instance, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure action and further delaying the foreclosure process. The resulting time delay could reduce the value of our investment in the defaulted loans. Furthermore, an action to take title to collateral securing a loan is regulated by state statutes and regulations and is subject to the delays and expenses associated with lawsuits if the borrower raises defenses, counterclaims or files for bankruptcy. In the event of default by a borrower, these restrictions, among other things, may impede our ability to take title to and sell the collateral securing the loan or to obtain proceeds sufficient to repay all amounts due to us on the loan. In addition, we may be forced to operate any collateral for which we take title for a substantial period of time, which could be a distraction for our management team and may require us to pay significant costs associated with such collateral. We may not recover any of our investment even if we take title to collateral.

Prepayments of our debt investments by borrowers could adversely impact our results of operations and financial condition.

We are subject to the risk that the issuer of a security or borrower under a loan may exercise its option to prepay principal earlier than scheduled, forcing us to reinvest the proceeds from such prepayment in lower yielding securities or loans, which may result in a decline in our return. Debt investments frequently have call features that allow the issuer to redeem the security at dates prior to its stated maturity at a specified price (typically greater than par) only if certain prescribed conditions are met. An issuer may choose to redeem a debt security if, for example, the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. Any such prepayments of our securities or loans could adversely impact our results of operations and financial condition.

We may be exposed to environmental liabilities with respect to properties underlying our investments.

In the course of our business, including to the extent we foreclose on properties with respect to which we have extended loans, we could be subject to environmental liabilities with respect to these properties. In such a circumstance, we may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation, and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. Under various U.S. federal, state, local and foreign laws, these liabilities may be imposed without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. In addition, the presence of hazardous substances may adversely affect an owner’s ability to sell real estate or borrow using real estate as collateral. To the extent that an owner of an underlying property becomes liable for removal costs, the ability of the owner to make debt payments may be reduced, which in turn may materially adversely affect the value of the relevant mortgage-related assets held by us.

Insurance on loans and real estate-related securities collateral may not adequately cover all losses and uninsured losses could materially and adversely affect us.

There can be no assurance that insurance will be available or sufficient to cover all of our risks. Losses of a catastrophic nature, such as those caused by hurricanes, flooding, volcanic eruptions and earthquakes, among other things, or losses as a result of outbreaks of pandemics or acts of terrorism, may be covered by insurance policies with limitations such as large deductibles or co-payments that we may not be able to pay. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might result in insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. Under these circumstances, the insurance proceeds received may not be adequate to restore an affected property to its condition prior to a loss or to compensate us for our losses, including lost revenues or other costs. Any uninsured loss could result in the corresponding nonperformance of or loss on our investment related to such property.

We could be subject to misconduct and unauthorized conduct from third party providers, which could result in litigation or serious financial harm.

Misconduct by employees of the Adviser or its affiliates or by our third-party service providers could cause us significant losses. Employee misconduct may include binding us to transactions that present unacceptable risks and unauthorized activities or concealing unsuccessful activities (which, in either case, may result in unknown and unmanaged risks or losses). Losses could also result from actions by third-party service providers, including failing to record transactions or improperly performing custodial, administrative and other responsibilities. In addition, employees and third-party service providers may improperly use or disclose confidential information, which could result in litigation or serious financial harm, including limiting our business prospects. There can be no assurance that the measures that we, the Adviser and its affiliates expect to implement to prevent and detect employee misconduct and to select reliable third-party providers will be effective in all cases.

We may not be able to obtain the necessary permits and licenses to invest in certain assets.

Our ability to invest in certain assets, obtain financing for investments and/or engage in lending, advisory and broker activities may be subject to the issuance of permits or licenses. We expect to apply for all required licenses and permits in a timely manner, but there can be no assurance as to whether and when such licenses or permits will be obtained. In addition, we may, from time to time, apply to obtain additional licenses or permits at the instruction of our Adviser, and in certain cases, subject to the discretion of our board of trustees, so long as such actions are deemed to be in the best interest of the Company. We expect that the application process for such licenses or permits could be costly and take several months. Furthermore, we may be subject to various information and other requirements in order to maintain our licenses and permits, and there is no assurance that we will satisfy those requirements. If we are unable to obtain any necessary permits or licenses in a timely manner, or at all, or if we are unable to maintain any of our permits or licenses, we may not be able to pursue certain investment opportunities and we may be required to adapt our investment strategies accordingly, which may limit the types of investments that we make. Therefore, our inability to obtain or maintain necessary permits or licenses could have a material adverse effect on our operations.

In certain instances, including in order to comply with certain state lender licensing requirements, certain Fortress Affiliates, including Fortress Credit Corp. and DBD Credit Funding LLC, originate or acquire loans or other investments on our behalf prior to such loans or investments being acquired by us. Neither we nor such Fortress Affiliates (on our behalf) originate or acquire loans or other investments in states where such permits or licenses are required until obtaining the required permit or license. We may, in the future, affiliate ourself (either directly or via a Fortress Affiliate) with third parties such as financial institutions in order to be able to originate or acquire loans in jurisdictions where we might otherwise be restricted.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on joint venture partners’ financial condition and liquidity and disputes between us and our joint venture partners.

We may make investments through joint ventures. Such joint venture investments may involve risks not otherwise present when we make investments without partners, including the following:

•
we may not have exclusive control over the investment or the joint venture, which may prevent us from taking actions that are in our best interest and could create the potential risk of creating impasses on decisions, such as with respect to acquisitions or dispositions;
•
joint venture agreements often restrict the transfer of a partner’s interest or may otherwise restrict our ability to sell the interest when we desire and/or on advantageous terms;
•
joint venture agreements may contain buy-sell provisions pursuant to which one partner may initiate procedures requiring the other partner to choose between buying the other partner’s interest or selling its interest to that partner;
•
a partner may, at any time, have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals;
•
a partner may be in a position to take action contrary to our instructions, requests, policies or objectives, including our policy with respect to maintaining our qualification as a REIT and our exemption from registration under the Investment Company Act;
•
a partner may fail to fund its share of required capital contributions or may become bankrupt, which may mean that we and any other remaining partners generally would remain liable for the joint venture’s liabilities;
•
disputes between us and a partner may result in litigation or arbitration that could increase our expenses and prevent our Adviser and our officers and trustees from focusing their time and efforts on our business and could result in subjecting the investments owned by the joint venture to additional risk; or

•
we may, in certain circumstances, be liable for the actions of a partner, and the activities of a partner could adversely affect our ability to qualify as a REIT or maintain our exclusion from registration under the Investment Company Act, even though we do not control the joint venture.

Any of the above may subject us to liabilities in excess of those contemplated and adversely affect the value of our joint venture investments.

Compliance or failure to comply with regulatory requirements could result in substantial costs.

As a result of previous financial crises and highly-publicized financial scandals, the regulatory environment in which we, our board of trustees and the Adviser operate or are managed or the way in which they are structured is subject to heightened regulation. The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) established new regulatory requirements intended to enhance the regulation of markets, market participants and financial instruments. It is also impossible to determine the scope and extent of the impact of any additional new laws, regulations or initiatives that may be proposed, or whether proposals will become law. Compliance with Dodd-Frank and other new laws or regulations could make compliance more difficult and expensive and affect the manner in which we, our board of trustees and the Adviser operate, are managed and/or are structured. Moreover, there may be an increase in regulatory investigations of the type of investment activities carried out by us, our board of trustees and the Adviser. Such investigations may impose additional expenses on us, may require the attention of senior management and may result in fines if we are deemed to have violated any regulations.

Our businesses and the Adviser and its affiliates, as well as the financial services industry generally, are subject to extensive regulation, including periodic examinations, by governmental agencies and self-regulatory organizations or exchanges in the United States and other jurisdictions in which they operate relating to, among other things, antitrust law, anti-money laundering laws, anti-bribery laws, laws relating to foreign officials, privacy laws with respect to client information and the regulatory oversight of the trading and other investment activities of investment managers, including the Adviser. Each of the regulatory bodies with jurisdiction over us and the Adviser or its affiliates, has regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. Any failure to comply with these rules and regulations could expose us or the Adviser to liability or other risks.

Furthermore, we and the Adviser rely on interpretive guidance from governmental agencies, including the SEC, with respect to certain positions and practices relevant to their businesses. No assurance can be given that the SEC staff will concur with ours or the Adviser’s positions and practices or that the SEC staff will not, in the future, issue further guidance that may require us or the Adviser to change their positions and practices. To the extent the SEC staff publishes new or different guidance or changes current regulations with respect to these matters, we and the Adviser may be required to adjust their strategies or operations accordingly. Any failure to comply with these rules and regulations could expose us or the Adviser to liability or other risks.

Regulation generally as well as regulation more specifically addressed to the alternative asset management industry, including tax laws and regulation, could increase the cost of identifying, structuring and completing loan transactions, the profitability of enterprises and the cost of operating the Company. Additional regulation could also increase the risk of third-party litigation. The transactional nature of our business exposes us and the Adviser and certain related parties generally to the risks of third-party litigation. Under the Declaration of Trust, we will generally, to the extent permitted by law, be responsible for indemnifying the Adviser and certain related parties for losses or obligations they may incur with respect to such litigation.

Litigation outcomes may have an adverse impact on us.

In the ordinary course of our business, we may be subject to litigation from time to time. The outcome of such proceedings may materially adversely affect our value and may continue without resolution for long periods of time. Any litigation may consume substantial amount of time and attention, and that time and the devotion of these resources to litigation may, at times, be disproportionate to the amounts at stake in the litigation. The expense of defending claims against us and paying any amounts pursuant to settlements or judgments would be borne by us and would reduce net assets. Our board of trustees will be indemnified by us in connection with such litigation, subject to certain conditions.

We may use our assets or return of investor’s distributions to pay for existing exculpation and indemnification obligations.

Certain exculpation provisions contained in the agreements we have entered into may limit the rights of action otherwise available to us or our investors against certain person identified under such agreements absent such limitations. We are also responsible for indemnifying such indemnified persons for any losses incurred by them except to the extent such persons fail to meet the applicable standard of conduct set forth in such agreements. Liabilities arising from such indemnification obligations may be material. Any such indemnification obligations would be payable out of our assets and/or return of distributions previously made to investors.

Actual or perceived threats associated with epidemics, pandemics or public health crises could have a material adverse effect on our results of operations and the businesses of the tenants occupying the properties securing our investments.

Epidemics, pandemics, and other public health crises could materially and adversely affect our ability to pay distributions, the tenants occupying the properties securing our investments and our results of operations and liquidity. The extent to which such epidemics, pandemics and other public health crises may impact our investments and operations will depend on a variety of factors, including, among others, the duration of the pandemic, information that may emerge concerning severity, and the actions taken to contain the pandemic or treat the disease, particularly in the markets in which the properties securing our investments are located. As a result, the full impact of any pandemic on our business is highly uncertain and cannot be predicted with confidence. Nevertheless, any future epidemics, pandemics or public health crises could materially and adversely affect our business, financial condition, liquidity and results of operations, as well as our ability to pay distributions to our shareholders, for the reasons discussed above.

We are exposed to potential impacts of future climate change and climate change-related risks.

We are exposed to potential physical risks from possible future changes in climate. The real estate assets securing or related to our loans and investments may be negatively affected by the exposure to environmental conditions such as droughts, famines, floods, storms, wildfires and other climate change and environmental-related events; although a number of these risks may be insurable, it is not guaranteed that the insurance coverage may in all cases be adequate and losses connected to these events may be material. If the frequency of extreme weather events increases due to climate change, our exposure to these events could increase.

Continued government intervention and instability in Europe may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.

The already challenged economic and political environment in Europe may be adversely affected by events outside our control, such as changes in government policies, European Union (the “EU”) directives in the credit sector and other areas and resulting increase in sovereign debt, political instability, terrorist attacks, social unrest and rioting or military action affecting Europe and/or other areas abroad and taxation and other political, economic or social developments in or affecting Europe. Policymakers in many advanced economies have publicly acknowledged the need to urgently adopt credible strategies to contain public debt and excessive fiscal deficits and later bring them down to more sustainable levels, which pressures may be acutely present following the conclusion of stimulus measures introduced in response to the COVID-19 pandemic. The implementation of these policies may restrict economic recovery. Against a background of increasing unease over the macro/financial implications of sizeable fiscal imbalances, investors have reduced their investment in many Eurozone countries. Continued reduction in investment flows may restrict economic recovery. Due to the uncertainty regarding the success of any austerity measures and reforms, new taxes may be imposed on us and existing taxes may be increased. There can be no assurance that such government intervention, political instability or additional taxes will not have an adverse effect on our returns.

The need to reduce Europe’s dependency on European Central Bank funding will also increase the likelihood of deleveraging, reducing some European countries’ loans to the economy. In the context of continued market turmoil, worsening macroeconomic conditions and increasing unemployment, coupled with declining consumer spending and business investment and the worsening credit profile of some European corporate and retail borrowers, the value of assets collateralizing secured loans, including houses and other real estate, could decline significantly. Such a decline could result in impairment of the value of the loan assets or an increase in the level of non-performing loans, either of which may have a material adverse effect on our returns.

We are subject to risks investing outside of the United States, including business uncertainties, currency exchange risks and political, social and economic uncertainty.

We may invest a portion of our net assets in assets located, or secured by properties located, outside the United States. In addition to business uncertainties and currency exchange risks, such investments may be affected by political, social and economic uncertainty affecting a country or region. Many real estate markets are not as developed or as efficient as those in the United States, and as a result, liquidity may be reduced and price volatility may be higher. The legal and regulatory environment may also be different, particularly as to bankruptcy and reorganization. Financial accounting and auditing standards and practices may differ, and there may be less publicly available information in respect of such companies. For a company that keeps accounting records in local currency, inflation accounting rules in some countries require, for both tax and accounting purposes, that certain assets and liabilities be restated on the company’s balance sheet in order to express items in terms of a currency of constant purchasing power. As a result, financial data may be materially affected by restatements for inflation and may not accurately reflect the real condition of real estate and companies. Accordingly, our ability to conduct due diligence in connection with an investment and to monitor the investment may be adversely affected by these factors.

We may be subject to additional risks which include possible adverse political and economic developments, possible seizure or nationalization of foreign deposits and possible adoption of governmental restrictions which might adversely affect payment to investors located outside the country of the issuer/property owner, whether from currency blockage or otherwise. Furthermore, some of the investments and/or the income they generate may be subject to taxes levied by governments which have the effect of increasing the cost of such investments and reducing the realized gain or increasing the realized loss on such investments at the time of sale. Income received by the Company from sources within some countries may be reduced by withholding and other taxes imposed by such countries. Any such taxes paid by us will reduce our net income or return from such investments and our ability to make distributions. While we may take these factors into consideration in making our investment decisions, no assurance can be given that we will be able to fully avoid these risks.

We are subject to certain risks related to incurring contingent liabilities in connection with investments, including the assumption by us of default risk or other third-party risks.

We may from time to time incur contingent liabilities in connection with an investment. For example, in order to procure financing in connection with our investment activities, we may enter into agreements pursuant to which we agree to assume responsibility for default risk or other risk presented by a third party, a warehouse financing vehicle or an investment vehicle. In addition, in connection with the disposition of an asset by us, we may be required to make certain representations about such asset, and may also be required to indemnify the purchasers of such asset with respect to certain matters, including the accuracy of such representations. Any such representations made by us may survive for a period of time subsequent to the disposition of an asset. We may incur numerous other types of contingent liabilities. There can be no assurance that we will adequately reserve for our contingent liabilities and that such liabilities will not have an adverse effect on our business.

We may face risks associated with options, including losing our entire investment due to the volatility of the underlying security or currency.

As part of our hedging program, we may purchase and sell (“write”) options on securities and currencies on national and international securities exchanges and in the domestic and international over-the-counter markets. The seller (“writer”) of an uncovered put option assumes the risk of a decline in the market price of the underlying security or currency below the exercise price of the option. The seller of a put option which is covered (e.g., the writer has a short position in the underlying security or currency) assumes the risk of an increase in the market price of the underlying security or currency above the sales price (in establishing the short position) of the underlying security or currency, plus the premium received, and gives up the opportunity for gain on the underlying security or currency below the exercise price of the option. The buyer of a put option assumes the risk of losing its entire investment in the put option. The seller of an uncovered call option assumes the risk of a theoretically unlimited increase in the market price of the underlying security or currency above the exercise price of the option. The writer of a call option which is covered (e.g., the writer holds the underlying security or currency) assumes the risk of a decline in the market price of the underlying security or currency less the premium received, and gives up the opportunity for gain on the underlying security or currency above the exercise price of the option. The buyer of a call option assumes the risk of losing its entire investment in the call option.

Options on securities may be cash settled, settled by physical delivery or settled by entering into a closing purchase transaction. In entering into a closing purchase transaction, we may be subject to the risk of loss to the extent that the premium paid for entering into such closing purchase transaction exceeds the premium received when the option was written, which could have an adverse effect on our business, financial conditions, results of operations and cash flows.

We may face risks associated with forward trading, including illiquidity and revenue losses due to disruptions in the market.

Forward contracts and options thereon, unlike futures contracts, are not traded on exchanges and are not standardized; rather, banks and dealers act as principals in these markets, negotiating each transaction on an individual basis. Forward and “cash” trading is substantially unregulated; there is no limitation on daily price movements and speculative position limits are not applicable. The principals who deal in the forward markets are not required to continue to make markets in the currencies or commodities they trade and these markets can experience periods of illiquidity, sometimes of significant duration. There have been periods during which certain participants in these markets have refused to quote prices for certain currencies or commodities or have quoted prices with an unusually wide spread between the price at which they were prepared to buy and that at which they were prepared to sell. Disruptions can occur in any market traded by us due to unusually high trading volume, political intervention or other factors. The imposition of controls by governmental authorities might also limit such forward trading, to our possible detriment. The occurrence of any of the foregoing could have an adverse effect on our business, financial conditions, results of operations and cash flows.

We may face risks related to foreign currency.

Any of our loans and investments that may be denominated in a foreign currency, from time to time, will also be subject to risks related to fluctuations in exchange rates. We generally expect to mitigate this exposure by matching the currency of our foreign currency assets to the currency of the borrowings that finance those assets. As a result, we expect to substantially reduce our exposure to changes in portfolio value related to changes in foreign exchange rates.

We intend to hedge our net currency exposures in a prudent manner. However, our currency hedging strategies may not eliminate all of our currency risk due to, among other things, uncertainties in the timing and/or amounts of payments received on the related investments, and/or unequal, inaccurate, or unavailable hedges to perfectly offset changes in future exchange rates. Additionally, we may be required under certain circumstances to collateralize our currency hedges for the benefit of the hedge counterparty, which could adversely affect our liquidity.

Sustainability risks may have a greater impact on us than that assessed by the Adviser.

We may be affected by the impact of a number of sustainability factors, also referred to as environmental, social and governance (“ESG”) factors, on real estate assets securing or related to loans originated by us or other investments in which we invest (“sustainability risks”). The reach of sustainability themes may be broad and this subsection is therefore not an exhaustive list of all risks related to ESG factors which could have a negative impact (whether or not material) on the value of an underlying or related real estate asset and therefore adversely impact our returns.

In addition, the actions taken on the real estate assets securing or related to our loans to improve such real estate asset’s sustainability profile, such as energy efficiency, clean energy production and consumption, waste reduction and water treatment typically impose significant short-term costs. Similarly, social initiatives and the adherence to high governance standards, for example in the areas of transparency, corporate governance, management of conflicts of interest and fair remuneration principles may require material investments and effort where economic returns may be uncertain. Any decrease in value or significant costs and investments affecting the assets securing or related to loans originated by us or in which we invest may result in a borrower’s default or inability to pay amounts due on a loan, which would, in turn, adversely impact our returns.

Prospective investors should consider the adverse impacts that our investments may have on sustainability themes: the failure to support assets which provide a positive contribution to the sustainability factors or to support the generation of a negative impact may result in a number of negative fallouts ranging from reputational damages and, in some circumstances, fines and direct economic consequences from ESG related regulatory requirements that range from energy performance standards to mandatory disclosure.

We may also be negatively impacted (e.g., from a reputational point of view) if we do business with parties who fail to meet key ESG targets or make misleading statements with respect to ESG related objectives. In the event a counter-party of ours, or the real estate securing an investment of ours, uses manipulation or misinformation to bolster its ESG claims, we could be negatively impacted through no fault of our own.

Shareholders may differ in their views of whether or how ESG matters should be addressed and, as a result, we may invest in investments or manage our investments in a manner that does not reflect the beliefs and values of any particular investor. In considering investment opportunities and making ongoing decisions with respect to our investments, including decisions relating to follow-on investments, the Adviser may consider certain ESG factors. We may forego particular investments that do not meet certain ESG criteria or present material ESG risk that we may otherwise have made if we were seeking to make investments solely on the basis of financial returns. Further, it is possible that our investments are unable to obtain or realize the intended ESG outcomes.

Climate change and regulations intended to control its impact may affect the value of the real estate assets securing or related to loans we originated or in which we invest. We and the Adviser cannot predict the long-term impacts on real estate-related assets from climate change or related regulations. Laws enacted to mitigate climate change could increase energy costs, could make some buildings of property owners obsolete or cause such owners to make material investments in their properties to meet carbon or energy performance standards, which could materially and adversely affect the value of older properties underlying or relating to our investments. Climate change may also have indirect effects on property owners by increasing the cost of (or making unavailable) property insurance. Moreover, compliance with new laws or regulations related to climate change, including compliance with “green” building codes or tenant preferences for “green” buildings, may cause property owners to incur additional costs when renovating older properties. Any decrease in value or significant costs and investments affecting the assets securing or related to loans originated by us or in which we invest may result in a borrower’s default or inability to pay amounts due on a loan, which would, in turn, adversely impact our returns. There can be no assurance that climate change will not have a material adverse effect on our assets, operations or business.

There can be no guarantee that the actual impact of the sustainability factors on our returns will not be materially greater than the impact assessed or expected by the Adviser.

We may have to incur additional operational and/or compliance costs if EU regulations on data protection and privacy have an extraterritorial effect on our business.

Through their participation in the Company, investors may provide to the Adviser or other service providers “personal data” as such term is defined in Regulation 2016/679/EU on the protection of natural persons with regard to the processing of personal data and on the free movement of such data. The Adviser and its affiliates are subject to Fortress’s Privacy Policy pursuant to which the Adviser and its affiliates handle, safeguard and protect such personal data. Investors should review and be cognizant of the contents of the Adviser’s Privacy Policy. In particular, investors should be aware that by transferring personal data to the Adviser, they will be transferring it outside of the EU. In addition, the Adviser may subsequently transfer such personal data to other entities that are also located outside of the EU. A copy of the Adviser’s Privacy Policy is included in each investor’s subscription agreement.

The legal and regulatory landscape for data protection and privacy is constantly evolving and recent legislative changes in the EEA have, among other things, increased the regulatory scrutiny of the handling of personal data by data controllers and processors, and raised the prospect of sanctions in the event of a personal data breach.

Although Fortress, the Adviser and the Company are not domiciled in the EEA, certain EEA laws relating to data protection and privacy may have extraterritorial effect on the Company, including (i) the General Data Protection Regulation 2016/679/EU on the protection of natural persons with regard to the processing of personal data and on the free movement of such data (the “GDPR”), the UK General Data Protection Regulation as defined by the Data Protection Act 2018 as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (the “UK GDPR”) and any national laws supplementing the GDPR or the UK GDPR; (ii) Directive 2002/58/EC on privacy and electronic communications as implemented under national laws; and (iii) other EEA data protection laws, regulations or regulatory requirements, guidance and codes of practice issued by any supervisory authority or any applicable national, international, regional or other data privacy authority, applicable to the processing of personal data (as amended and supplemented from time to time) (together, along with any other data protection laws, regulations or regulatory requirements, guidance and codes of practice in any jurisdiction anywhere in the world, “Data Protection Laws”).

In particular, certain Data Protection Laws may apply to the Company’s investment in certain investments, to the extent Fortress or the Adviser (or any person on the Company’s behalf) processes personal data (as defined under the GDPR) relating to underlying tenants, obligors or their representatives who are themselves natural persons in the EEA. As such, the Adviser may be required to implement certain policies and procedures and update agreements, in order to ensure the Company is compliant with the Data Protection Laws, including relating to the transfer of personal data to countries outside the EEA in the course of managing such investments. As industry best practices and the implementation of the Data Protection Laws develop, additional compliance requirements relating to the processing of personal data may also be imposed on the Company from time to time. In addition, if Fortress, the Adviser or any person processing personal data on the Company’s behalf, suffers a personal data breach (as defined under the GDPR) or otherwise fails to comply with its obligations under the Data Protection Laws, the Company (including through its representatives in the EEA) may be directly or indirectly exposed to claims, investigative or other enforcement actions (including criminal proceedings and significant administrative fines) brought by the affected individuals and/or the relevant EEA regulatory authorities. Any costs, expenses, penalties and administrative fines incurred or suffered by the Company in connection with the foregoing, together with any operational and/or compliance costs associated with ensuring the Company is compliant with the Data Protection Laws, may ultimately be borne by investors, and can be expected to reduce the returns that would otherwise be distributable to investors if no processing of personal data was carried out. Additionally, any violations of Data Protection Laws could delay or prevent potential acquisitions, and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our results of operations.

Trade errors may result in losses.

On occasion, errors may occur with respect to trades executed on our behalf. Trade errors can result from a variety of situations, including, for example, when the wrong investment is purchased or sold, or when the wrong dollar amount of an instrument is purchased or sold (e.g., $100,000 instead of $1,000,000). Trade errors frequently result in losses but may, occasionally, result in gains. The Adviser will endeavor to detect trade errors prior to settlement and correct and/or mitigate them in an expeditious manner. To the extent an error is caused by a third party, such as a broker, the Adviser may seek to recover any losses associated with such error from such third party. The Adviser will determine whether any trade error has resulted from gross negligence on its part, and, unless it finds that to be the case, any losses will be borne by (and any gains will benefit) us. The Adviser will establish internal policies regarding the manner in which such determinations are to be made, but shareholders should be aware that, in making such determinations, the Adviser will have a conflict of interest. Generally, the Adviser will not be held accountable for trade errors that do not breach the standard of care set forth above.

Failure to obtain and maintain an exemption from being regulated as a commodity pool operator could subject us to additional regulation and compliance requirements that could materially adversely affect our business, results of operations and financial condition.

Registration with the CFTC as a “commodity pool operator” or any change in our operations necessary to maintain our ability to rely upon an applicable exemption from being regulated as a commodity pool operator could adversely affect our ability to implement our investment program, conduct our operations or achieve our objectives and subject us to certain additional costs, expenses and administrative burdens. Furthermore, any determination by us to cease or to limit investing in interests that may be treated as “commodity interests” to comply with the regulations of the CFTC may have a material adverse effect on our ability to implement our investment objectives and to hedge risks associated with our operations.

Risks Related to Our Relationship with Fortress, Our Adviser and the Management Agreement

We depend on the Adviser to select our investments and otherwise conduct our business, and any material adverse change in its financial condition or our relationship with the Adviser could have a material adverse effect on our business and ability to achieve our investment objectives.

Our success is dependent upon our relationship with, and the performance of, the Adviser in the origination, acquisition, financing and management of our portfolio of commercial real estate debt and residential loans and assets, and our corporate operations, as well as the persons and firms the Adviser retains to provide services on our behalf. The Adviser may suffer or become distracted by adverse financial or operational problems in connection with Fortress’s (or its affiliate’s) businesses and activities unrelated to us and over which we have no control. Should the Adviser fail to allocate sufficient resources to perform its responsibilities to us for any reason, we may be unable to achieve our investment objectives or to pay distributions to our shareholders.

The Adviser’s inability to retain the services of key professionals could hurt our performance.

The Adviser’s power to approve the acquisition of a particular investment, finance or refinance any new or existing investment or dispose of an existing investment rests with the Adviser’s investment committee (the “Investment Committee”). Accordingly, our success depends to a significant degree upon the contributions of certain key professionals employed by the Adviser or its affiliates, each of whom would be difficult to replace. There is ever increasing competition among alternative asset firms, financial institutions, private equity firms, investment advisors, investment managers, real estate investment companies, real estate debt investment companies, real estate investment trusts and other industry participants for hiring and retaining qualified investment professionals and there can be no assurance that such professionals will continue to be associated with us or the Adviser, particularly in light of our perpetual-life nature, or that replacements will perform well. If any of these persons were to cease their association with us, our operating results could suffer. Our future success depends, in large part, upon the Adviser’s ability to attract and retain highly skilled managerial, operational and marketing professionals. If the Adviser loses or is unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered.

There are conflicts of interest in our relationships with our Adviser, which could result in outcomes that are not in our best interests.

Our Adviser is a wholly owned subsidiary of FIG LLC, which is a wholly owned subsidiary of Fortress. We are subject to conflicts of interest arising out of our relationship with our Adviser. Pursuant to the Management Agreement, our Adviser is obligated to supply us with our management team. However, our Adviser is not obligated to dedicate any specific personnel exclusively to us, nor are Fortress personnel provided to us by our Adviser obligated to dedicate any specific portion of their time to the management of our business.

We may acquire or sell assets in which Fortress or its affiliates may have an interest. Although such acquisitions or dispositions may present conflicts of interest, we nonetheless may pursue and consummate such transactions, subject to any requirements in our organizational documents, including any required approvals by our independent trustees. Additionally, we may engage in transactions directly with Fortress, our Adviser or their affiliates, subject to any requirements in our organizational documents. When we acquire an asset from Fortress or one of its affiliates, or sell an asset to Fortress or one of its affiliates, the purchase price we pay to Fortress or one of its affiliates or the purchase price paid to us by Fortress or one of its affiliates may be higher or lower, respectively, than the purchase price that would have been paid to or by us if the transaction were the result of arms’ length negotiations with an unaffiliated third party. Fortress will face conflicts of interest in determining this purchase price and there is no assurance that any conflict will be resolved in our favor.

Additionally, Fortress sponsors investment funds and intends to sponsor investment funds in the future and the economic terms of such funds may be more advantageous to Fortress than the economic terms received by the Adviser. As such, Fortress may be incentivized to prioritize the acquisition or disposition of any asset by such funds over us.

Fortress also faces conflicts of interest with respect to our continuous offering. As our NAV grows the Adviser’s management fee will grow as well and there will also be the potential for a larger performance fee. This may incentivize the Adviser and Fortress to continue our offering even at times when it is not otherwise beneficial to us.

Fortress may raise or manage other Fortress Managed Accounts, which could result in the reallocation of Fortress personnel and the direction of potential investments to such other Fortress Managed Accounts.

Fortress reserves the right to raise or manage other Fortress Managed Accounts, including opportunistic and stabilized and substantially stabilized real estate funds or separate accounts, dedicated managed accounts, investments suitable for lower risk, lower return funds or higher risk, higher return funds, real estate debt obligation and trading investment vehicles, real estate funds primarily making investments in a single sector of the real estate investment space (e.g., office, industrial, retail or multifamily) or making non-controlling investments in public and private debt and equity securities or investment funds that may have the same or similar investment objectives or guidelines as us, investment funds formed for specific geographical areas or investments, including those raised by us and one or more managed accounts (or other similar arrangements structured through an entity) for the benefit of one or more specific investors (or related group of investors) which, in each case, may have investment objectives or guidelines that overlap with ours. In particular, we expect that there will be overlap of commercial real estate debt, residential loans and assets and/or real estate-related debt and equity securities investment opportunities with certain other Fortress Managed Accounts that are actively investing and similar overlap with future other Fortress Managed

Accounts. The closing of another Fortress Managed Account could result in the reallocation of Fortress personnel, including reallocation of Fortress Credit and Real Estate Platform team members, to such other Fortress Managed Account. In addition, potential investments that may be suitable for us may be directed toward such other Fortress Managed Account.

Certain other Fortress Managed Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns.

Fortress Affiliates invest their own capital in a broad range of investments. In certain cases, the investment objectives and programs of Fortress Affiliates are similar to, or overlap with, our investment objectives and proposed investment programs. In particular, there will be overlap of commercial real estate debt, residential loans and assets and/or real estate-related debt and equity securities investment opportunities with certain other Fortress Managed Accounts that are actively investing and similar overlap with future other Fortress Managed Accounts. We do not have the exclusive right to any investment opportunity. Accordingly, Fortress Affiliates are under no obligation to offer investment opportunities to us and may choose to allocate all or part of any such opportunity to any Fortress Affiliate or any business in which a Fortress Affiliate has invested. Fortress Affiliates may give advice and recommend investments to other Fortress Managed Accounts which may differ from advice given to, or investments recommended or bought for, us, even though the investment objectives of such Fortress Managed Accounts may be the same or similar.

Fortress Affiliates may also offer additional investment products that are similar to us, and Fortress may permit existing or future Fortress Affiliates to have exclusive rights or priority with respect to certain investment opportunities. As a result, we may not be afforded the chance to participate in attractive investment opportunities in which other Fortress Affiliates are given the opportunity to participate, or in some cases may be allocated a small part of an investment opportunity within our investment objectives when other Fortress Affiliates are allocated a larger portion. We may be prohibited (due to, for example, exclusivity rights granted to other investment funds or regulatory limitations) from pursuing certain investment opportunities and may find that our ability to participate in any particular opportunity may be substantially limited. In addition, the creation of new Fortress Managed Accounts may give rise to additional conflicts of interests that may not be foreseeable.

In making allocation decisions with respect to investment opportunities that could reasonably be expected to fit the investment objectives of one or more Fortress Affiliates, on the one hand, and us, on the other hand, Fortress anticipates that it will consider one or more of the following: the objectives and investment program of a Fortress Affiliate, any exclusive and/or priority rights to investment opportunities that may have been granted to certain Fortress Affiliates, the expected duration of the investment in light of a Fortress Affiliate’s objectives and investment program, the amount of available capital (including financing), the magnitude of the investment opportunity, regulatory and tax considerations, the degree of risk arising from an investment, the expected investment return, the internal source of the investment opportunity, relative liquidity, likelihood of current income and/or such other factors as Fortress deems to be appropriate. These factors provide substantial discretion to Fortress to resolve conflicts of interest arising from limited investment opportunities.

We expect, from time to time, to co-invest alongside a Fortress affiliate, including in the acquisition of a portfolio of commercial real estate debt and residential loans and assets from the same seller. Fortress will have discretion to allocate the assets from such portfolio and the associated purchase price between us and such Fortress affiliate, and no approval of the board of trustees will be required for such transaction. We expect that assets with higher investment risks - and most likely higher returns - will be allocated to such Fortress affiliates and not to us.

Our Adviser’s and its affiliates’ liability is limited under the Management Agreement, and we have agreed to indemnify our Adviser and its affiliates against certain liabilities. As a result, we could experience unfavorable operating results or incur losses for which our Adviser and its affiliates would not be liable.

Our Adviser maintains a contractual relationship with us. Under the terms of the Management Agreement, our Adviser, Fortress, the members of our board of trustees, any consultant and the affiliates of any of them (and the officers, directors, members, principals, shareholders, controlling persons, representatives, partners, managers, employees, agents, affiliates and assigns of any such persons or entities) (collectively, the “Indemnified Parties”) will not be liable to us for any action taken or omitted to be taken by the Adviser in connection with the performance of any of its duties or obligations under the Management Agreement or otherwise as our investment adviser, and we will indemnify the Indemnified Parties and hold them harmless from and against all damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred by the Indemnified Parties in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of us or our security holders) arising from any actual or alleged act or omission to act performed or omitted by it in connection with any matter arising out of or in connection with the Management Agreement, our business or affairs or any investment made or held by us, or otherwise as our investment adviser, and for any losses due to any actual or alleged act or omission to act of any of our brokers, agents, counsels or accountants (provided that the selection, engagement or retention of such broker, agent, counsel or accountant by the Indemnified Party did not constitute Disabling Conduct under the Management Agreement), in each case except for any such losses primarily attributable to such Indemnified Party’s Disabling Conduct under the Management Agreement.

In addition, to the fullest extent permitted by applicable law, neither our Adviser nor any of its affiliates will (i) be or be deemed to be in breach of the Management Agreement, or of any duty owed by the Adviser or such affiliate to us with respect to any actual or potential conflict of interests, or (ii) have or be deemed to have any liability to us, in each case in respect of any act or omission to act (x) specifically authorized by the Management Agreement, (y) approved by our board of trustees or (z) approved by a majority in interest of shareholders, and neither the Adviser nor any of its affiliates will be held responsible for any action of our board of trustees in following or declining to follow any advice or recommendation given by the Adviser.

As a result, we could experience unfavorable operating results or incur losses for which our Adviser and its affiliates would not be liable.

If our Adviser ceases to be our adviser pursuant to the Management Agreement, counterparties to our agreements may cease doing business with us.

If our Adviser ceases to be our adviser, it could constitute an event of default or early termination event under financing and other agreements we may enter into in the future, upon which our counterparties may have the right to terminate their agreements with us. If our Adviser ceases to be our adviser for any reason, including upon the non-renewal of the Management Agreement our business and our ability to make distributions to our shareholders may be materially and adversely affected.

The time and resources that individuals associated with our Adviser devote to us may be diverted, and we may face additional competition due to, among other things, the fact that neither our Adviser nor its affiliates is prohibited from raising money for or managing another entity that makes the same types of investments that we target.

Fortress is not prohibited from raising money for and managing future investment entities, in addition to the Fortress clients, that make the same or similar types of investments as those we target. As a result, the time and resources that our Adviser devotes to us may be diverted, and during times of intense activity in other investment programs they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity also managed by the Adviser or its affiliates for the same investors and investment opportunities. Furthermore, certain members of the Investment Committee are officers of Fortress and will devote a portion of their time to the operations of Fortress.

The Adviser and its affiliates may face conflicts of interest with respect to services performed for issuers to which we may have exposure in the case we are required to act as landlord due to foreclosures on the properties securing our investments.

Our Adviser and its affiliates may provide a broad range of financial services to companies that may be tenants of the properties securing our investments, including providing arrangement, syndication, origination, structuring and other services to such companies, and will generally be paid fees for such services, in compliance with applicable law, by the companies. Any payment received by our Adviser or its affiliates for providing these services will not be shared with us and may be received before we realize a return on our investment. In addition, we may enter into sale leaseback transactions with companies to which other Fortress Managed Accounts provide financing or hold an interest. In the event of a restructuring, such other Fortress Managed Accounts may be a secured lender of the company and we would be an unsecured lender. Fortress could, in certain circumstances, have an incentive not to pursue actions against a tenant that would be in our best interest. While Fortress will seek to resolve any such conflicts in a fair and reasonable manner in accordance with its prevailing policies and procedures with respect to conflicts resolution among Fortress Managed Accounts, such transactions are not required to be presented to our board of trustees for approval (unless otherwise required by the Advisers Act or our conflicts of interest policy), and there can be no assurance that any conflicts will be resolved in our favor.

The Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Fortress over us, which may result in conflicts of interest that could be harmful to us.

Because our Adviser and its affiliates manage assets for, or may in the future manage assets for, other Fortress Managed Accounts, certain conflicts of interest are present. For instance, our Adviser and its affiliates may receive asset management performance-based, or other fees from certain accounts that are higher than the fees received by our Adviser from us. In addition, certain members of the Investment Committee and other executives and employees of our Adviser may hold and receive interests in Fortress and for its affiliates, in addition to cash and carried interest. In these instances, a portfolio manager for our Adviser may have an incentive to favor the higher fee and/or performance-based fee accounts over us and/or to favor Fortress. In addition, a conflict of interest exists to the extent our Adviser, its affiliates, or any of their respective executives, portfolio managers or employees have proprietary or personal investments in other investment companies or accounts or when certain other investment companies or accounts are investment options in our Adviser’s or its affiliates’ employee benefit plans. In these circumstances, our Adviser has an incentive to favor these other investment companies or accounts over us. Our board of trustees will seek to monitor these conflicts but there can be no assurances that such monitoring will fully mitigate any such conflicts.

The management fee and performance fee may not create proper incentives or may induce the Adviser and its affiliates to make certain investments, including speculative investments that increase the risk of our portfolio.

We will pay the Adviser the management fee regardless of the performance of our portfolio. The Adviser’s entitlement to the management fee, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. We may be required to pay the Adviser the management fee in a particular period despite experiencing a net loss or a decline in the value of our portfolio during that period.

The performance fee may create an incentive for the Adviser to make investments on our behalf that are riskier or more speculative than it would otherwise make in the absence of such performance-based compensation.

Because the management fee is based on our NAV, the Adviser may also be motivated to delay or curtail repurchases or take other actions to maintain a higher NAV, which would, in each case, increase amounts payable to the Adviser, but may make it more difficult for us to efficiently deploy new capital. Fortress Capital Formation LLC (together with its representatives, “FCF”), an affiliate of Fortress that has been appointed to assist in the placement of certain shares (including Class B shares and Class I shares) to certain institutional investors, may also be incentivized to sell more of our common shares to increase aggregate NAV, but we may not be able to efficiently deploy such new capital.

We may compete for capital and investment opportunities with other entities managed by our Adviser or its affiliates, subjecting our Adviser to certain conflicts of interest.

Our Adviser will experience conflicts of interest in connection with the management of our business affairs relating to and arising from a number of matters, including: the allocation of investment opportunities by our Adviser and its affiliates; payment to our Adviser; services that may be provided by our Adviser and its affiliates to issuers in which we may invest; investments by us and other clients of our Adviser; the formation of additional investment funds managed by our Adviser; differing recommendations given by our Adviser to us versus other clients; our Adviser’s use of information gained from issuers in our portfolio for investments by other clients, subject to applicable law; and restrictions on our Adviser’s use of “inside information” with respect to potential investments by us.

We do not have the exclusive right to any investment opportunity. Accordingly, Fortress Affiliates are under no obligation to offer investment opportunities to us and may choose to allocate all or part of any such opportunity to any Fortress Affiliate or any business in which a Fortress Affiliate has invested. Fortress Affiliates may give advice and recommend investments to other Fortress Managed Accounts which may differ from advice given to, or investments recommended or bought for, us, even though the investment objectives of such Fortress Managed Accounts may be the same or similar.

During the term, Fortress Affiliates may offer additional investment products that are similar to the Company and Fortress may permit existing or future Fortress Affiliates to have exclusive rights or priority with respect to certain investment opportunities. As a result, we may not be afforded the chance to participate in attractive investment opportunities in which other Fortress Affiliates are given the opportunity to participate, or in some cases may be allocated a small part of an investment opportunity within the investment objectives of ours when other Fortress Affiliates are allocated a larger portion. We may be prohibited (due to, for example, exclusivity rights granted to other investment funds or regulatory limitations) from pursuing certain investment opportunities and may find that its ability to participate in any particular opportunity may be substantially limited. In addition, the creation of new Fortress Managed Accounts may give rise to additional conflicts of interests that may not be foreseeable.

In making allocation decisions with respect to investment opportunities that could reasonably be expected to fit the investment objectives of one or more Fortress Affiliates, on the one hand, and us, on the other hand, Fortress anticipates that it will consider one or more of the following: the objectives and investment program of a Fortress Affiliate, any exclusive and/or priority rights to investment opportunities that may have been granted to certain Fortress Affiliates, the expected duration of the investment in light of a Fortress Affiliate’s objectives and investment program, the amount of available capital (including financing), the magnitude of the investment opportunity, regulatory and tax considerations, the degree of risk arising from an investment, the expected holding period of an investment, the expected investment return, the internal source of the investment opportunity, relative liquidity, likelihood of current income and/or such other factors as Fortress deems to be appropriate. These factors provide substantial discretion to Fortress to resolve conflicts of interest arising from limited investment opportunities.

Additionally, we may co-invest in and/or compete for investments with the other Fortress Managed Accounts, subjecting our Adviser and its affiliates to certain conflicts of interest in evaluating the suitability of investment opportunities and making or recommending investments on our behalf. In addition, other Fortress Managed Accounts with which we co-invest are likely to have a finite duration requiring asset sales, which could affect the price of our assets. To mitigate these conflicts, the Adviser will seek to execute such transactions for all of the participating investment accounts, including us, on a fair and reasonable basis and in accordance with Fortress’s investment allocation policy in effect at the time (and subject to change).

Fortress’s allocation policy seeks to ensure equitable allocation of investment opportunities between us and/or other Fortress Managed Accounts.

We may co-invest with Fortress Affiliates and such investments may be in different parts of the capital structure of an issuer and may otherwise involve conflicts of interest.

We may hold interests in an entity or asset that are of a different class or type than the class or type of interests held by another Fortress Affiliate. For example, we may hold senior debt with respect to a property and a Fortress Affiliate may hold fee title to the same property. This would potentially result in us being senior to the Fortress Affiliate in the capital structure of such entity, which could mean that in a workout or other distressed scenario we might be adverse to other Fortress Affiliates and might recover all or part of our investment while the Fortress Affiliates might not. We will not be required to take any action or withhold from taking any action to mitigate losses by the Fortress Affiliates in such a scenario and may be less aggressive in exercising remedies against the Fortress Affiliates or the underlying property than we would be against an unaffiliated third-party.

In addition, another Fortress Affiliate may also participate in a separate tranche of a financing with respect to an issuer/ borrower in which we have an interest or otherwise in different classes of such issuer’s securities creating potentially conflicting loyalties between the Adviser’s duties to us and to other affiliates. In connection with negotiating loans, bank or securitization financings in respect of our assets or originations, from time to time Fortress may obtain the right to participate on its own behalf (or on behalf of Fortress Managed Accounts) in a portion of the financings with respect to such transactions (including transactions where the underlying collateral includes property owned by Fortress Affiliates). For example, if we make a mezzanine debt investment with respect to the same issuer to whom another Fortress Affiliate has made a mortgage loan, Fortress may have conflicting loyalties between its duties to us and to such other affiliates. Further, it is possible that in a bankruptcy proceeding our interest may be subordinated or otherwise adversely affected by virtue of such other Fortress Affiliate’s involvement and actions relating to its investment. For example, in circumstances where we hold a junior mezzanine interest in an asset, holders of more senior classes of debt issued by such entity (which may include a Fortress Affiliate) may take actions for their benefit (particularly in circumstances where such issuer faces financial difficulty or distress) that further subordinate or adversely impact the value of our investment in such issuer. Conflicts can also be expected to arise in determining the amount of an investment, if any, to be allocated among potential investors and the respective terms thereof. There can be no assurance that the return on our investment will be equivalent to or better than the returns obtained by the other affiliates participating in the transaction.

While we will seek to resolve any such conflicts in a fair and reasonable manner in accordance with Fortress’s prevailing policies and procedures with respect to conflicts resolution among Fortress Managed Accounts, there can be no assurance that any conflicts will be resolved in our favor. Unless otherwise required by the Advisers Act or our conflicts of interest policy, the Adviser will not be required to present to our board of trustees for approval the following transactions: (i) originating, acquiring or holding debt with respect to a property that is owned or controlled by a Fortress Affiliate, unless the terms of the applicable debt agreement are inconsistent with indicative market terms for transactions involving similar assets as confirmed by an independent third-party, or (ii) obtaining any short-term borrowings from Fortress Affiliates. Such permitted transactions may include, without limitation, an acquisition by us of a portfolio of commercial real estate debt and/or residential loans and assets in which a portfolio company of a Fortress Managed Account owns a portion of the debt or a portion of the underlying property.

Our access to confidential information may restrict our ability to take action with respect to some investments, which, in turn, may negatively affect our results of operations.

We, directly or through our Adviser, may obtain confidential information about the companies that become tenants of the properties securing our investments or be deemed to have such confidential information. Our Adviser may come into possession of material, non-public information through its members, officers, directors, employees, principals or affiliates. In addition, Fortress clients may invest in entities that manage companies that are tenants of the properties securing our investments and, as a result, may obtain additional confidential information about such companies. The possession of such information may, to our detriment, limit the ability of us and our Adviser to buy or sell a security or otherwise to participate in an investment opportunity. In certain circumstances, employees of our Adviser or its affiliates may serve as board members or in other capacities for portfolio or potential portfolio companies, which could restrict our ability to trade in the securities of such companies. For example, if personnel of our Adviser come into possession of material non-public information with respect to our investments, such personnel will be restricted by our Adviser’s information-sharing policies and procedures or by law or contract from sharing such information with our management team, even where the disclosure of such information would be in our best interests or would otherwise influence decisions taken by the members of our management team with respect to that investment. This conflict and these procedures and practices may limit the freedom of our Adviser to enter into or exit from potentially profitable investments for us, which could have an adverse effect on our results of operations. Accordingly, there can be no assurance that we will be able to fully leverage the resources and industry expertise of our Adviser in the course of its duties. Additionally, there may be circumstances in which one or more individuals associated with our Adviser will be precluded from providing services to us because of certain confidential information available to those individuals or to other parts of our Adviser or Fortress.

The recommendations given to us by our Adviser may differ from those rendered to their other clients.

Our Adviser and its affiliates may give advice and recommend an investment to other Fortress Managed Accounts which may differ from advice given to, or investments recommended or bought for, us even though such other clients’ investment objectives may be similar to ours, which could have an adverse effect on our business, financial condition and results of operations.

The past performance of the Adviser and Fortress are not a predictor of our future results.

This Annual Report includes certain information regarding our Adviser and Fortress, including information regarding their historical activities, investment experience and relationships with tenants occupying the properties securing our investments. However, neither the track record, investment experience, nor the relationships of the Adviser or Fortress should be understood to imply or predict, whether directly or indirectly, any level of our future performance. Our performance is dependent upon future events and is therefore inherently uncertain. Past performance cannot be relied upon to predict future events due to a variety of factors, including, without limitation, varying business strategies, different local and national economic circumstances, different supply and demand characteristics, varying degrees of competition and varying circumstances pertaining to the real estate markets.

Risks Related to Our Organization and Structure

We have a limited operating history and there is no assurance that we will be able to successfully achieve our investment objectives.

We have a limited operating history and may not be able to achieve our investment objectives. We cannot assure you that the past experiences of Fortress or the Adviser and its affiliates will be sufficient to allow us to successfully achieve our investment objectives, and performance and investment profile of other Fortress Managed Accounts or other affiliates should not be used as an indicator of our likely performance or investment profile. As a result, an investment in our common shares may entail more risk than the common shares of beneficial ownership of a REIT with a substantial operating history.

Our shareholders generally have limited voting rights.

As permitted by Maryland law, our Declaration of Trust provides limited voting rights to our shareholders. Under our Declaration of Trust, subject to certain exceptions, shareholders generally are only entitled to vote at a duly held meeting at which a quorum is present on (i) amendments to our Declaration of Trust that would materially and adversely affect the contract rights of outstanding shares subject to certain exceptions provided in our Declaration of Trust, (ii) a merger, consolidation, conversion, or transfer or other disposition of all or substantially all of our assets on which shareholders are entitled to vote as provided in our Declaration of Trust (but excluding a Conversion Event (as defined in the Declaration of Trust), an internal restructuring transaction (including the conversion of us into another type of legal entity) or any transaction that could be taken by a Maryland corporation without approval of its shareholders pursuant to the Maryland General Corporation Law), (iii) removal of a trustee for “cause” and the election of successor trustee to the extent provided in our Declaration of Trust, provided, that if the trustee so removed was designated by Fortress pursuant to the Declaration of Trust, then Fortress shall have the exclusive right to designate a successor trustee, (iv) in the event that there are no trustees, the election of trustees and (v) such other matters that our board of trustees have submitted to our shareholders for approval or ratification.

All other matters are subject to the discretion of our board of trustees. Thus, except as set forth above or in any class or series of our shares and subject to the restrictions on transfer and ownership of our shares contained in our Declaration of Trust, holders of common shares do not have the right to vote on any matter.

Our Declaration of Trust does not provide for the annual election of trustees by our shareholders, and contains provisions that could make removal of our trustees difficult, which could make it difficult for our shareholders to effect changes to our management.

Under the Maryland Statutory Trust Act (the “MSTA”) and our Declaration of Trust, we are not required to, and do not anticipate, holding an annual meeting of shareholders each year. Our Declaration of Trust provides that shareholders are only entitled to elect trustees upon the removal of a trustee by shareholders (unless the trustee so removed was designated by Fortress pursuant to the Declaration of Trust) or in the event there are no trustees. A trustee may be removed by our shareholders only for “cause” (as defined in our Declaration of Trust), and then only upon the affirmative vote of shareholders entitled to cast at least two-thirds of the votes entitled to be cast on such matter in accordance with our Declaration of Trust.

Our Bylaws provide that any vacancy on our board of trustees (other than vacancies resulting from shareholder removal of a trustee for “cause” or vacancies among the independent trustees) may be filled only by a vote of a majority of the remaining trustees, even if the remaining trustees do not constitute a quorum. Independent trustee vacancies shall be filled by a majority of the remaining independent trustees, except where removed for “cause” by the shareholders. For so long as Fortress or its affiliate acts as investment advisor or manager to us, Fortress has the right to designate a number of trustees for election to our board of trustees, which number will initially be two (each, a “Fortress Designee”); provided that if the number of trustees constituting our board of trustees is increased or decreased, the number of Fortress Designees will be increased or decreased proportionately (but in no event will the number of Fortress Designees (i) equal or exceed 50% of the total size of our board of trustees or (ii) be less than one). Our board of trustees must also consult with Fortress in connection with filling any vacancies created by the removal, resignation, retirement or death of any trustee (other than in connection with a removal of a trustee for “cause” by shareholders in accordance with our Declaration of Trust). If the vacancy resulting from shareholder removal of a trustee for “cause” was a trustee designated by Fortress, Fortress has the exclusive right to designate a successor trustee for election to our board of trustees.

These requirements make it more difficult to change our management by removing and replacing trustees and may prevent a change in our control. In addition, in the event that “cause” exists to remove a trustee but shareholders are unable to remove such trustee because of the inability to obtain the affirmative vote of two-thirds of the common shares entitled to vote on the matter, our reputation, our business and our results of operations could be materially adversely affected.

Our Declaration of Trust permits our board of trustees to authorize us to issue preferred shares on terms that may be senior to the rights of the holders of our current common shares or discourage a third party from acquiring us.

Our board of trustees is permitted, subject to certain restrictions set forth in our Declaration of Trust, to authorize the issuance of preferred shares without shareholder approval. Further, our board of trustees may classify or reclassify any unissued common shares or preferred shares from time to time into one or more classes or series by setting the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications or terms or conditions of redemption of any new class or series of common shares or preferred shares. Thus, our board of trustees could authorize us to issue preferred shares with terms and conditions that could be senior to the rights of the holders of our common shares or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets, that might provide a premium price for holders of our common shares.

Maryland law and our Declaration of Trust limit our rights and the rights of our shareholders to recover claims against Covered Persons, which could reduce your and our recovery against them if they cause us to incur losses.

Maryland law provides that a trustee will not have any liability as a trustee so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, our Declaration of Trust limits the personal liability of our trustees and officers for monetary damages to the maximum extent permitted by Maryland law. Maryland law and our Declaration of Trust also provide that, to the maximum extent permitted by Maryland law, we shall indemnify each present and former trustee and officer (including persons who serve at our request as directors, officers or trustees of another organization in which we have any interest as a shareholder, creditor or otherwise) and the Adviser and its officers, managers, partners, agents, employees, controlling persons, members and affiliates (each a “Covered Person”), against any claim or liability to which the Covered Person may become subject by reason of such status, except such Covered Person’s gross negligence or intentional misconduct. In addition, we shall, without requiring a preliminary determination of the ultimate entitlement to indemnification, pay or reimburse, in advance of final disposition of a proceeding, reasonable expenses incurred by a present or former Covered Person or shareholder made a party to or witness in a proceeding by reason of such status, provided that, in the case of a Covered Person, we shall have received (i) a written affirmation by the Covered Person of the Covered Person’s good faith belief that the Covered Person has met the applicable standard of conduct necessary for indemnification and (ii) a written undertaking by or on behalf of the Covered Person to repay the amount paid or reimbursed by us if it shall ultimately be determined that the applicable standard of conduct was not met. We are not required to indemnify or advance funds to any person entitled to indemnification under our Declaration of Trust (A) with respect to any action initiated or brought voluntarily by such indemnified person (and not by way of defense) unless (x) approved or authorized by our board of trustees or (y) incurred to establish or enforce such person’s right to indemnification under the Declaration of Trust, or (B) in connection with any claim with respect to which such person is found to be liable to us. As a result, you and we may have more limited rights against Covered Persons than might otherwise exist under common law, which could reduce your and our recovery from these persons if they act in a manner that causes us to incur losses.

Pursuant to our Declaration of Trust, our board of trustees may, from time to time, change our investment strategy, including our related operational policies, without providing advance notice to, or obtaining the consent of, our shareholders.

Our board of trustees may, from time to time, change our investment strategy, including our related operational policies with respect to investments, indebtedness, capitalization and distributions, at any time without providing advance notice to, or obtaining the consent of, our shareholders, which could result in us making investments that are different from, or that provide a lower yield compared to, the types of investments described in this Annual Report and in our investment guidelines. We may also determine to pay down certain of our indebtedness and have indebtedness below our target leverage or we may borrow more to provide for additional liquidity causing us to exceed our target leverage. A change in our investment strategy may, among other things, increase our exposure to real estate market fluctuations, default risk and interest rate risk, all of which could have a material adverse effect on our business, financial condition, results of operations, cash flows, the NAV of our shares and our ability to satisfy our debt obligations and to make distributions to our shareholders.

Our Bylaws designate the Circuit Court for Baltimore City, Maryland or, if such state court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to bring a claim in a judicial forum that the shareholders believe is a more favorable judicial forum for disputes with us or our trustees, officers or other employees.

Our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if such state court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division will, to the fullest extent permitted by law, be the sole and exclusive forum for: (i) any Internal Corporate Claim, as such term is defined in the Maryland General Corporation Law; (ii) any derivative action or proceeding brought on our behalf, other than actions arising under United States federal securities laws; (iii) any action asserting a claim of breach of any duty owed by any trustee or officer or other agent of ours to us or to our shareholders; (iv) any action asserting a claim against us or any of our trustees, officers or other agents arising pursuant to any provision of the MSTA or our Declaration of Trust or Bylaws; or (v) any other action asserting a claim against us or any of our trustees or officers or other agents that is governed by the internal affairs doctrine. These choice of forum provisions will not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act or any other claim for which federal courts have exclusive jurisdiction. This provision may limit a shareholder’s ability to bring a claim in a judicial forum that it believes is more favorable for disputes against us or our trustees, officers or employees, which may discourage such lawsuits against us and our trustees, officers and other employees.

Our Declaration of Trust contains provisions that may delay, defer or prevent an acquisition of our shares or a change of control and that provide Fortress with substantial control of us.

Our Declaration of Trust, with certain exceptions, authorizes our board of trustees to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exception is granted by our board of trustees, no person may own more than 9.8% in value or in number, whichever is more restrictive, of our outstanding common shares, any other class or series of our shares outstanding at the time of such determination, or the aggregate of our outstanding shares of beneficial interest. These restrictions may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or transfer of all or substantially all of our assets) that might provide a premium to the purchase price of our shares for our shareholders.

Our conflicts of interest policy may not be successful in eliminating the influence of future conflicts of interest that may arise between us and our trustees, officers and employees.

We have adopted a policy that transactions in which our trustees, officers or employees have a material direct or indirect pecuniary interest must be approved by a majority of our disinterested trustees, subject to certain exceptions as set forth in the policy. Other than this policy, however, we may not adopt additional formal procedures for the review and approval of conflict of interest transactions generally. As such, our policies and procedures may not be successful in eliminating the influence of conflicts of interest.

Our Declaration of Trust contains a provision that expressly permits the Adviser, each of its affiliates and each of our trustees and officers to pursue transactions that may be competitive with, or complementary to, our business.

Our Declaration of Trust provides that if the Adviser, each of its affiliates and each of our trustees and officers, acquires knowledge of a potential business opportunity, we renounce any potential interest or expectation in such business opportunity. Accordingly, the Adviser, each of its affiliates and each of our trustees and officers may exploit any business opportunity or direct such opportunity to any person or entity other than us, including acquisition opportunities that may be competitive with, or complementary to, our business. As a result, those acquisition opportunities may not be available to us and could materially and adversely affect our business, financial condition, results of operations, cash flows, the NAV of our shares and our ability to satisfy our debt obligations and to make distributions to our shareholders. See “—We may compete for capital and investment opportunities with other entities managed by our Adviser or its affiliates, subjecting our Adviser to certain conflicts of interest.”

Our board of trustees may change our major corporate, investment and financing policies without shareholder approval and those changes may materially and adversely affect our business, financial condition, results of operations and cash flows.

Our board of trustees will determine and may alter or eliminate our major corporate policies, including our acquisition, investment, financing, growth, operations and distribution and repurchase policies and whether to maintain our status as a REIT. While our shareholders have the power to remove trustees in certain situations, our shareholders will have limited direct control over changes in our policies and those changes could materially and adversely affect our business, financial condition, results of operations, cash flows, the NAV of our shares and our ability to satisfy our debt obligations and to make distributions to our shareholders.

Risks Related to Debt Financing

There are risks associated with entering into financing arrangements, such as warehouse repurchase facilities and credit facilities, and such arrangements may contain provisions that expose us to particular risk of loss.

We have entered into the GS Repurchase Facilities, the Atlas Repurchase Facility and the Subsidiary Loan Agreement and, to the extent that we enter into future financing arrangements, such as warehouse repurchase facilities and credit facilities, to finance our acquisition and origination of commercial real estate debt and residential loans and assets, we are and in the future will be subject to various risks. For example, debt service requirements may deplete cash flows and relatively small changes in the overall value of investments will have a magnified impact on us. If an investment were unable to generate sufficient cash flow to meet principal and interest payments on its indebtedness, the value of our investment in such investment would be significantly reduced or even eliminated. The amount of debt financing may restrict the amount of funds available for distribution to investors.

Our GS Repurchase Agreements, Atlas Repurchase Agreement and the Subsidiary Loan Agreement and, to the extent that we enter into additional financing arrangements in the future, each transaction under such financing arrangements will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate, but our financing subsidiaries remain exposed to the credit risk of each asset because they must purchase the asset from the applicable counterparty on a specified date. In addition, repurchase agreements, including the GS Repurchase Agreements and Atlas Repurchase Agreement, involve the risk that the counterparty may liquidate the assets underlying the repurchase agreements following the occurrence of an event of default under the applicable repurchase agreement by us. Furthermore, the counterparty may require us to provide additional margin in the form of cash or other forms of collateral under the terms of the applicable repurchase agreement. In addition, the interest costs and other fees associated with repurchase agreement transactions may adversely affect our results of operations and financial condition, and, in some cases, we may be worse off than if we had not used such instruments.

In addition, all loans and assets subject to repurchase transactions or pledged under an individual repurchase or credit facility will be cross-collateralized as security for such facility. Thus, the poor performance or non-performance of an individual loan or asset included as collateral for a repurchase or credit facility could result in us losing our interests in all loans and assets in the collateral pool for such facility.

Furthermore, any cross-default provisions could magnify the effect of an individual default. If a cross-default provision were exercised, this could result in a substantial loss. Also, we may, in the future, enter into financing arrangements that contain financial covenants that could require us to maintain certain financial ratios. If we were to breach the financial covenants contained in any such financing arrangement, we might be required to repay such debt immediately in whole or in part, together with any attendant costs, and we might be forced to sell some of our assets to fund such costs. We might also be required to reduce or suspend distributions to our investors. Such financial covenants may also limit our ability to adopt the financial structure (e.g., by reducing levels of borrowing) which we would have adopted in the absence of such covenants.

To the extent we choose to use special purpose entities for individual transactions to reduce recourse risk, the bona fides of such entities may be subject to later challenge based on a number of theories, including veil piercing, substantive consolidation and other grounds. We may provide either direct or contingent guarantees in support of credit facilities used to acquire investments, fund expenses relating to investments and/or in connection with derivative transactions, and there can be no assurance that such guarantees will not have adverse consequences on our business, financial condition, results of operations or cash flows.

We have provided under the GS Guaranties, the Atlas Guaranty and the Limited Guaranty (each as defined in this Annual Report), and in the future may provide, guaranties to the lenders under which we expect to guarantee amounts of the balance outstanding from time to time under such repurchase and credit facilities by the special purpose vehicle sellers or borrowers, and we expect to be liable under such guaranties for customary “bad-boy” events.

Our access to external sources of capital is subject to factors outside of our control and could materially and adversely affect our growth prospects and our ability to take advantage of strategic opportunities, satisfy debt obligations and make distributions to our shareholders.

In order to maintain our qualification as a REIT, we are generally required under the Code to annually distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to U.S. federal corporate income tax to the extent that we distribute less than 100% of our REIT taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including acquisition financing, from operating cash flow due to differences in timing between the actual receipt of cash and inclusion of income for U.S. federal income tax purposes or the effect of nondeductible capital expenditures, the creation of reserves, certain restrictions on distributions under loan documents or required debt or amortization payments. Consequently, in order to meet the REIT distribution requirements and maintain our REIT status and to avoid the payment of income and excise taxes, we may need to borrow funds on a short-term basis in order to meet the REIT distribution requirements even if the then-prevailing market conditions are not favorable for these borrowings.

Therefore, we may need to rely on third-party sources to fund our capital needs. We may not be able to obtain financing on favorable terms or at all. In addition, any additional debt we incur will increase our leverage and debt service obligations. Our access to third-party sources of capital depends, in part, on:

•
general market conditions;
•
the market’s perception of our growth potential;
•
our current debt levels;
•
our current and expected future earnings;
•
our cash flow and dividends; and
•
the NAV of our shares.

If we cannot obtain capital from third-party sources, we may not be able to acquire assets when strategic opportunities exist, meet the capital and operating needs of our existing assets or satisfy our debt service obligations.

To the extent that capital is not available to acquire additional assets, profits may not be realized or their realization may be delayed, which could result in an earnings stream that is less predictable than some of our competitors or a failure to meet our projected earnings and distributable cash flow levels in a particular reporting period. Such a failure to meet our projected earnings and distributable cash flow levels in a particular reporting period could have an adverse effect on our financial condition and on the NAV of our shares.

Additionally, we may seek to borrow certain amounts from certain Fortress Affiliates. However, the Fortress Affiliates are under no obligation to lend any amounts to us and there can be no assurance that any Fortress Affiliate will provide any such financings to us.

For our borrowed money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us.

We use borrowings, also known as leverage, to finance the acquisition of a portion of our investments with credit facilities and other borrowings, including the GS Repurchase Facilities, the Atlas Repurchase Facility and the Subsidiary Loan Agreement (each as defined in this Annual Report). The use of leverage increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. If we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our common shares. If the value of our assets increases, leverage would cause the net asset value attributable to each of the classes of our common shares to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leverage would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common share distribution payments. Leverage is generally considered a speculative investment technique. Our ability to execute our strategy using leverage depends on various conditions in the financing markets that are beyond our control, including liquidity and credit spreads. In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of advisory fees payable to the Adviser.

We are subject to certain risks related to using secured leverage, including having parties seek recourse against the Company’s assets generally, and such recourse may not be limited to any particular investment or asset.

Pursuant to the GS Guaranties, the Atlas Guaranty and the Limited Guaranty, and to the extent that we determine to utilize leverage in the future, one or more investments or our other assets may be pledged to secure the indebtedness. If we become subject to a liability, parties seeking to have the liability satisfied may have recourse to our assets generally and such recourse may not be limited to any particular investment or asset, such as the loan or property giving rise to the liability. To the extent we choose to use special purpose entities for individual transactions to reduce recourse risk, the bona fides of such entities may be subject to later challenge based on a number of theories, including veil piercing, substantive consolidation and other grounds. We may provide either direct or contingent guarantees in support of credit facilities used to acquire investments, fund expenses relating to investments and/or in connection with derivative transactions, and there can be no assurance that such guarantees will not have adverse consequences on our business, financial condition, results of operations or cash flows.

We may not successfully align the maturities of our liabilities with the maturities on our assets, which could harm our operating results and financial condition.

Our general financing strategy is focused on the use of “match-funded” structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. In addition, we plan to match interest rates on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. We may fail to appropriately employ match-funded structures on favorable terms, or at all. We may also determine not to pursue a match-funded strategy with respect to a portion of our financings for a variety of reasons. If we fail to appropriately employ match-funded strategies or determine not to pursue such a strategy, our exposure to interest rate volatility and exposure to matching liabilities prior to the maturity of the corresponding asset may increase substantially which could harm our operating results, liquidity and financial condition.

We may utilize non-recourse securitizations to finance our investments, which may expose us to risks that could result in losses.

We may utilize non-recourse securitizations of certain of our investments to generate cash for funding new investments and for other purposes. Such financing generally involves creating a special purpose vehicle, contributing a pool of our investments to the entity, and selling interests in the entity on a non-recourse basis to purchasers (whom we would expect to be willing to accept a lower interest rate to invest in investment-grade loan pools). We would expect to retain all or a portion of the equity and potentially other tranches in the securitized pool of portfolio investments. Prior to any such financings, we may use other financing facilities to finance the acquisition of investments until a sufficient quantity of investments had been accumulated, at which time we would refinance these facilities through a securitization, such as a CLO. The inability to consummate securitizations to finance our investments could require us to seek other forms of less attractive financing, which could adversely affect our performance and our ability to grow our business. Moreover, conditions in the capital markets, including volatility and disruption in the capital and credit markets, may not permit a securitization at any particular time or may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets. We may also suffer losses if the value of the mortgage loans we acquire declines prior to securitization. In addition, we may suffer a loss due to the incurrence of transaction costs related to executing these transactions. To the extent that we incur a loss executing or participating in future securitizations for the reasons described above or for other reasons, it could materially and adversely impact our business and financial condition. The inability to securitize our portfolio may hurt our performance and our ability to grow our business.

We may be affected by our inability to access or renew short-term financing credit facilities in connection with an anticipated portfolio-level financing.

In some cases, relatively short-term credit facilities may be used to finance the acquisition of assets until a sufficient quantity of assets is accumulated, at which time the assets are refinanced through portfolio-level financing, which may include a securitization. As a result, we are subject to the risk that we will not be able to acquire, during the period that the short-term facilities are available, a sufficient amount of eligible assets for the purposes of a portfolio-level financing. We also bear the risk that we will not be able to obtain such short-term credit facilities or may not be able to renew any short-term credit facilities after they expire should we find it necessary to obtain extensions for such short-term credit facilities to allow more time to seek and acquire the necessary eligible instruments for a long-term financing. Our inability to renew or extend these short-term credit facilities may require us to seek more costly financing for these assets or to lose the ability to utilize them in connection with a portfolio-level financing. We may provide guarantees in support of credit facilities used to acquire assets, and there can be no assurance that any recourse exercised under such guarantees will not have adverse consequences for us. The occurrence of the foregoing could have an adverse effect on our business, financial condition, results of operations and cash flows.

The amount of our debt may subject us to increased risk of loss and could adversely affect our results of operations and financial condition.

We may incur a significant amount of debt through bank credit facilities (including term loans and revolving facilities), warehouse facilities and structured financing arrangements, public and private debt or bond issuances (including through securitizations), repurchase agreements (including the GS Repurchase Facilities and Atlas Repurchase Facility) and derivative instruments, in addition to transaction or asset specific funding arrangements. We may also issue additional debt securities to fund our growth. The percentage and forms of direct or indirect leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders, the type of assets we are funding, whether the financing is recourse or non-recourse, debt restrictions contained in those financing arrangements and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. We may significantly increase the amount of leverage we utilize at any time without approval of our board of trustees. In addition, we may leverage individual assets at substantially higher levels.

If we are unable to refinance our debt on acceptable terms, or at all, we may be forced to dispose of one or more of our investments on disadvantageous terms, which may result in losses to us and may adversely affect cash available for distributions to our shareholders. In addition, if then prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, our interest expense would increase, which would materially and adversely affect our future operating results and liquidity. We may also refinance our debt through equity financings, which may not be available on acceptable terms or at all and which could be dilutive to our shareholders.

Our substantial outstanding indebtedness, and the limitations imposed on us by our financing agreements, could have other significant adverse consequences, including the following:

•
fluctuations in our net assets;
•
we may be required to dedicate a substantial portion of our cash flow (including capital contributions) to paying principal and interest payments on our indebtedness, reducing the cash flow available to fund our business, to pay dividends (and investors may be allocated income in excess of cash available for distribution), including those necessary to maintain our REIT qualification, or to use for other purposes;
•
we may be unable to sell assets (including assets held by any investment vehicle) that are pledged to secure an indebtedness;
•
we may be unable to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to capitalize upon emerging acquisition opportunities or meet operational needs;

•
we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;
•
we may violate restrictive covenants in our loan documents, which would entitle the lenders to require us to retain cash for reserves or to pay down loan balances, and we may be unable to hedge floating rate debt, counterparties may fail to honor their obligations under our hedge agreements and these agreements may not effectively hedge interest rate fluctuation risk;
•
we may default on our obligations and the lenders or mortgagees may foreclose on our assets that secure their loans (and in such circumstances the recovery we receive may be significantly diminished as compared to our expected return of such investment); and
•
during the term of any indebtedness, our returns may be materially reduced by increased costs attributable to regulatory changes, including a possible gross-up for taxes.

If any one of these events were to occur, our business, financial condition, results of operations, cash flows, the NAV of our shares and our ability to satisfy our debt obligations and to make distributions to our shareholders could be materially and adversely affected. A foreclosure may also have substantial adverse tax consequences for us.

In addition, many of these same issues may also apply to the GS Repurchase Facilities and Atlas Repurchase Facility which we have in place and any future credit facilities. For example, the loan documents for the GS Repurchase Facilities and Atlas Repurchase Facility include, and any future credit facilities may include, various coverage ratios, the continued compliance with which may not be completely within our control. If such coverage ratios are not met, the lenders under such credit facilities may declare any unfunded commitments to be terminated and declare any amounts outstanding to be due and payable. We may also rely on short-term financing that would be especially exposed to changes in availability.

Although borrowings by us have the potential to enhance overall returns that exceed our cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than our cost of funds. As a result, the possibilities of profit and loss are increased. Borrowing money to acquire, originate or invest in assets provides us with the advantages of leverage, but exposes us to greater market risks and higher current expenses.

There can be no assurance that a leveraging strategy will be successful, and such strategy may subject us to increased risk of loss, which could result in the total loss of capital and could adversely affect our results of operations and financial condition.

We may encounter adverse changes in the credit markets.

Any adverse changes in the global credit markets could make it more difficult for us to obtain favorable financing. Our ability to generate attractive investment returns for our shareholders will be adversely affected to the extent we are unable to obtain favorable financing terms. If we are unable to obtain favorable financing terms, we may not be able to adequately leverage our portfolio, may face increased financing expenses or may face increased restrictions on our investment activities, any of which would negatively impact our performance.

Covenants in the agreements governing our indebtedness could restrict our ability to make distributions to our shareholders necessary to qualify as a REIT, which could materially and adversely affect us and the NAV of our shares.

We intend to operate in a manner to allow us to qualify as a REIT for U.S. federal income tax purposes. In order to qualify as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gain, each year to our shareholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, including net capital gains, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute or are deemed to have distributed to our shareholders in a calendar year is less than a minimum amount specified under the Code. Certain of the agreements governing our existing and future indebtedness may contain restrictions on our ability to make distributions to our shareholders, and we may be unable to make distributions necessary for us to avoid U.S. federal corporate income and excise taxes and maintain our qualification as a REIT without breaching such agreements. If we default under covenants that restrict our ability to make distributions and are unable to cure the default, refinance the indebtedness or meet payment obligations, our business, financial condition, results of operations and cash flows generally and, in particular, the amount of our distributable cash flow could be materially and adversely affected.

The financial covenants in the credit agreements we enter into in connection with incurring indebtedness may restrict our operating, origination, acquisition and divestiture activities, which may harm our financial condition and operating results.

The financial covenants in the GS Repurchase Facilities, the Atlas Repurchase Facility and the Subsidiary Loan Agreement and in our future loan agreements may restrict our operating, origination, acquisition and divestiture activities, which may harm our financial condition and operating results. The GS Repurchase Facilities, the Atlas Repurchase Facility and the Subsidiary Loan Agreement and future credit agreements we enter into in connection with incurring indebtedness may contain customary negative covenants, such as those that limit our ability, without the prior consent of the lender, to sell or otherwise transfer any ownership interest in an investment, incur additional indebtedness applicable to an investment, discontinue insurance coverage, dispose of or refinance loans and enter into transactions with affiliates. Additionally, our ability to borrow under the GS Repurchase Facilities, the Atlas Repurchase Facility and the Subsidiary Loan Agreement and any future credit facility may be subject to financial and other covenants, including restrictions on the maximum availability, which may be based on cash flows of our investments securing such credit facilities, the payment of dividends, and overall restrictions on the amount of indebtedness we can incur. If we breach covenants in our debt agreements, the lenders could declare a default and require us to repay the debt immediately and, if the debt is secured, take possession of the asset or assets securing the loan.

Changes in market interest rates may affect our cost of capital and materially and adversely affect us.

Since we use debt to finance a portion of our investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the hurdle rate which is used for purposes of calculating the performance fee payable to the Adviser and may result in a substantial increase of the amount of such performance fee allocated to the Adviser.

Failure to hedge effectively may materially and adversely affect our financial condition, results of operations, cash flows, cash available for distribution and our ability to service our debt obligations.

We may from time to time purchase or sell various financial instruments, including forward swaps or options on currencies, securities and indices, interest rate cap or collar agreements and interest rate swap agreements, when seeking to mitigate risk associated with our investments (e.g., our exposure to interest rate volatility); however, it is generally impossible to fully hedge an investment given the uncertainty as to the amount and timing of projected cash flows and investment returns, if any, on our investments. Such investments may also be used for investment or speculative purposes which can lead to losses on both our investments and the related transactions. Conversely, there will be times in which we believe that it is not advisable to enter into hedging transactions and instead elect to remain unhedged against particular types of risks that in other cases we hedge against. Accordingly, we may be exposed to fluctuations in currencies and other market conditions specific to the underlying asset.

Interest rate hedging agreements also involve specific risks, such as the risk that counterparties may fail to honor their obligations under these arrangements and that these arrangements may not be effective in reducing our exposure to interest rate changes. These interest rate hedging arrangements may create additional assets or liabilities from time to time that may be held or liquidated separately from the underlying property or loan for which they were originally established.

The success of our hedging transactions will be subject to our ability to predict correlations between the value of the portfolios’ assets and the direction of currency exchange rates, interest rates and securities prices and similar matters. Therefore, while we may enter into such transactions to seek to reduce perceived risks, unanticipated changes in values may result in a poorer overall performance than if we had not engaged in any such hedging transaction. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio position being hedged may vary, potentially leaving us with exposure to all or a portion of the risks being hedged.

Due to our size, particularly at the commencement of our operations, or due to other factors, we may not always be able to obtain hedging from third parties at attractive rates. Accordingly, Fortress or its affiliates may provide us with hedging services but are under no obligation to do so. To the extent that any hedging services are provided, Fortress or its affiliates may charge us a service fee of up to 5 basis points on the gross notional amount of the amount subject to hedging and such services shall not require board of trustees approval.

Hedging may reduce the overall returns on our investments. Failure to hedge effectively may materially adversely affect our results of operations and financial condition.

Seller financing increase risks associated with the use of leverage.

We may utilize seller financing (i.e., make investments that are financed, in whole or in part, by us borrowing from the sellers of the investments or their affiliates) and other one-off financing solutions on a case-by-case basis. Providers of seller financing may be motivated to sell a particular asset, and may be willing to provide a prospective purchaser of such asset with more favorable pricing and/or greater amounts of leverage than would otherwise be the case if such purchaser sought financing from unrelated, third-party providers of leverage. To the extent that we are able to obtain seller financing in connection with a particular investment, we may seek to employ more leverage than would otherwise be the case in the absence of such seller financing. While our use of seller financing could increase the potential return to shareholders to the extent that there are gains associated with such investment, such use of seller financing will increase risks associated with the use of leverage generally, including the risks associated with such investment, including, without limitation, the risk of loss of that investment and the exposure of such investment to adverse economic factors such as deteriorations in overall conditions in the economy, the real estate markets or in the condition of the particular issuer.

Risks Related to Tax Laws and Regulations

We may fail to qualify as a REIT.

If we fail to qualify as a REIT, we will not be allowed a deduction for dividends paid to our shareholders in computing our taxable income and will be subject to U.S. federal income tax at regular corporate rates on all such income. This would substantially reduce our funds available for distribution to our investors. Unless entitled to relief under certain provisions of the Code, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT.

We intend to operate in a manner that enables us to meet the requirements for qualification and taxation as a REIT. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Moreover, even a technical or inadvertent mistake could jeopardize our REIT status. Our qualification as a REIT will depend on our satisfaction of certain asset, income, investment, organizational, distribution, shareholder ownership, and other requirements on a continuing basis. Our ability to satisfy the asset tests will depend upon our analysis of the fair market values of our assets, some of which are not susceptible to a precise determination, and for which we do not obtain independent appraisals. Our compliance with the REIT annual income and quarterly asset requirements will also depend upon our ability to manage successfully the composition of our income and assets on an ongoing basis. Moreover, the proper classification of an instrument as debt or equity for U.S. federal income tax purposes may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements. Accordingly, there can be no assurance that the Internal Revenue Service (“IRS”) will not contend that our interests in subsidiaries or other issuers constitutes a violation of the REIT requirements. Moreover, future economic, market, legal, tax, or other considerations may cause us to fail to qualify as a REIT, or our board of trustees may determine to revoke our REIT status.

REIT distribution requirements limit our available cash.

As a REIT, we will be subject to annual distribution requirements. This will limit the amount of cash available for other business purposes, including amounts to fund our growth. We will generally be required to distribute annually at least 90% of our “real estate investment trust taxable income,” which is generally equivalent to net taxable ordinary income, determined without regard to the dividends paid deduction and excluding any net capital gain, in order for our distributed earnings not to be subject to U.S. federal corporate income tax. In addition, we will be required to distribute 100% of our taxable income and capital gains in order not to be subject to corporate-level tax on undistributed income. We intend to make distributions to our shareholders to comply with the requirements applicable to REITs under the Code and to generally avoid corporate-level tax on undistributed income. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis to make such distributions.

We may be subject to federal, state, and local income taxes in certain circumstances.

Even as a REIT, we may be subject to U.S. federal income and excise taxes in various situations, such as on our undistributed income. We could also be required to pay a 100% tax on any net income on non-arm’s-length transactions between us and a taxable REIT subsidiary (“TRS”) and on any net income from sales of assets that are treated as held for sale primarily in the ordinary course. State and local tax laws may not conform to the U.S. federal income tax treatment, and we may be subject to state or local taxation in various state or local jurisdictions in which we own assets or transacts business. Any taxes imposed on us would reduce our operating cash flow and net income and could negatively impact our ability to pay dividends and distributions.

Dividends payable by REITs generally do not qualify for the reduced federal income tax rates available for some dividends.

REITs are entitled to a U.S. federal tax deduction for dividends paid to their shareholders. As compared to other taxable corporations, this ability to reduce or eliminate the REIT’s taxable income by paying dividends to shareholders is a principal benefit of maintaining REIT status, generally resulting in a lower combined tax liability of the REIT and its shareholders as compared to that of the combined tax liability of other taxable corporations and their shareholders. Notwithstanding this combined benefit, dividends payable by REITs may result in marginally higher taxes to the shareholder.

Corporations are generally required to pay U.S. federal income tax on earnings. After tax earnings are then available for shareholder dividends. The maximum U.S. federal tax rate applicable to income from “qualified dividends” payable to United States shareholders that are individuals, trusts, or estates is currently 20%, plus the 3.8% Medicare investment tax surcharge. While dividends payable by REITs are generally not eligible for the qualified dividend reduced rates, shareholders that are individuals, trusts, or estates, and meet certain requirements, may generally deduct 20% of the aggregate amount of ordinary dividends from REITs. This deduction is available for taxable years beginning before January 1, 2026, and will generally cause the maximum tax rate for ordinary dividends from REITs to such shareholders to be 29.6%, plus the 3.8% Medicare investment tax surcharge.

Complying with the REIT requirements may cause us to forego otherwise attractive business opportunities.

To qualify as a REIT, we will need to continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts distributed to our shareholders, and the ownership of our shares. As a result of these tests, we may be required to make distributions to shareholders at disadvantageous times or when we do not have funds readily available for distribution, forgo otherwise attractive investment opportunities, liquidate assets in adverse market conditions, or contribute assets to a TRS that is subject to regular corporate federal income tax.

Complying with the REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute “gross income” for purposes of the 75% or 95% gross income tests; provided that certain requirements are met. To the extent that we fail to properly identify such transactions as hedges, or enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may be limited in our ability to use advantageous hedging techniques, and we may implement those hedges through a TRS or other corporate entity, the income from which may be subject to U.S. federal income tax, rather than by participating in the arrangements directly or through pass-through subsidiaries. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS. No assurance can be given, however, that our hedging activities will not give rise to income that does not qualify for purposes of either or both of the REIT gross income tests, or that our hedging activities will not adversely affect our ability to satisfy the REIT qualification requirements.

Our investments in certain debt instruments may cause us to recognize income for U.S. federal income tax purposes even though no cash payments have been received on the debt instruments, and certain modifications of such debt by us could cause the modified debt to not qualify as a good REIT asset, thereby jeopardizing our REIT qualification.

Our taxable income may substantially exceed our net income for accounting or financial purposes, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may acquire assets, including debt securities, requiring us to accrue original issue discount or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. In addition, if a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to accrue and recognize the unpaid interest as taxable income with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our shareholders.

As a result of the foregoing, we may generate less cash flow than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirements in certain circumstances. In such circumstances, we may be required to (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be used for future acquisitions or used to repay debt, or (iv) make a taxable distribution of our common shares as part of a distribution in which shareholders may elect to receive common shares or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with the REIT distribution requirements.

Moreover, we may acquire distressed debt investments that require subsequent modification by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt taxable exchange with the borrower. This deemed reissuance may prevent the modified debt from qualifying as a good REIT asset if the underlying security has declined in value (and may prevent the income therefrom from qualifying as good income under the 75% gross income test) and would cause us to recognize income to the extent the principal amount of the modified debt exceeds our adjusted tax basis in the unmodified debt.

The failure of mezzanine loans to qualify as a real estate asset would adversely affect our ability to qualify as a REIT.

In order for a loan to be treated as a qualifying real estate asset producing qualifying income for purposes of the REIT asset and income tests, generally the loan must be secured by real property or an interest in real property. We may originate or acquire mezzanine loans that are not directly secured by real property or an interest in real property but instead are secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property or an interest in real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan that is not secured by real estate would, if it meets each of the requirements contained in the Revenue Procedure, be treated by the IRS as a qualifying real estate asset. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law and in many cases it may not be possible for us to meet all the requirements of the safe harbor. We cannot provide assurance that any mezzanine loan in which we invest would be treated as a qualifying asset producing qualifying income for REIT qualification purposes. If any such loan fails either the REIT income or asset tests, we may be disqualified as a REIT.

The “taxable mortgage pool” rules may increase the taxes that we or our shareholders may incur, and may limit the manner in which we effect future securitizations.

Securitizations could result in the creation of taxable mortgage pools (“TMPs”) for U.S. federal income tax purposes. As a REIT, so long as we own 100% of the equity interests in a TMP, we generally would not be subject to corporate tax with respect to income from such TMP. However, we would be precluded from selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. Certain categories of shareholders such as foreign shareholders eligible for treaty or other benefits, shareholders with net operating losses, and certain tax-exempt shareholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to “excess inclusion income.” In addition, to the extent that our shares are owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of our income from the TMP. In that case, we may reduce the amount of our distributions to pay the tax on any “excess inclusion income” ourselves. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

Our investments in construction loans require us to make estimates about the fair value of land improvements that may be challenged by the IRS.

We may invest in construction loans, the interest from which would be qualifying income for purposes of the REIT income tests, provided that the loan value of the real property securing the construction loan is equal to or greater than the highest outstanding principal amount of the construction loan during any taxable year. For purposes of construction loans, the loan value of the real property is the fair value of the land plus the reasonably estimated cost of the improvements or developments (other than personal property) that secure the loan and that are to be constructed from the proceeds of the loan. There can be no assurance that the IRS would not challenge our estimate of the loan value of the real property.

Changes to U.S. federal income tax laws could materially and adversely affect us and our shareholders.

The present U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial, or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in our common shares. The United States federal income tax rules dealing with REITs are constantly under review by persons involved in the legislative process, the IRS, and the United States Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. We cannot predict how changes in the tax laws might affect us and our shareholders. Revisions in federal tax laws and interpretations thereof could significantly and negatively affect our ability to qualify as a REIT and the tax considerations relevant to an investment in our common shares, or could cause us to change our investments and commitments.

Special considerations relating to benefit plan investors.

We intend to conduct our affairs so that our assets should not be deemed to be “plan assets” of any “benefit plan investor” within the meaning of certain U.S. Department of Labor regulations promulgated under Employee Retirement Income Security Act of 1974, as amended (“ERISA”), as modified by Section 3(42) of ERISA (the “Plan Asset Regulations”). In this regard, with respect to each class of shares, the Company intends to limit Benefit Plan Investors’ (as defined in Plan Asset Regulations) holding of such shares to less than 25% of the total value of each class of shares (as determined for purposes of the Plan Asset Regulations), but may decline to do so to the extent it determines that such shares qualify as “publicly-offered securities” within the meaning of the Plan Asset Regulations. Accordingly, the Adviser will have the power to take certain actions to avoid having the assets of the Company characterized as “plan assets,” including, without limitation, placing restrictions on share purchases, redemptions and participation in the distribution reinvestment plan, and requiring a shareholder to dispose of all or part of its shares.

If, notwithstanding our intent, assets of the Company were deemed to be “plan assets” under the Plan Asset Regulations, this would result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by the REIT and (ii) the possibility that certain transactions in which the Company might seek to engage could constitute “prohibited transactions” under ERISA and the Code. If a prohibited transaction occurs for which no exemption is available, the Adviser and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the “benefit plan investor” any profit realized on the transaction and (ii) reimburse the “benefit plan investor” for any losses suffered by the “benefit plan investor” as a result of the investment. In addition, each disqualified person (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. Fiduciaries of “benefit plan investors” who decide to invest in the REIT could, under certain circumstances, be liable for prohibited transactions or other violations as a result of their investment in the REIT or as co-fiduciaries for actions taken by or on behalf of the REIT, the Company or the Adviser. With respect to a “benefit plan investor” that is an individual retirement account (“IRA”) that invests in the REIT, the occurrence of a prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, would cause the IRA to lose its tax-exempt status.

The fiduciary of each prospective investor must independently determine that our shares are an appropriate investment, taking into account the fiduciary’s obligations under ERISA, the Code and applicable provisions under any other federal, state, local, non-U.S. or other laws or regulations that are similar to such provisions of ERISA or the Code, and the facts and circumstances of each investing plan investors.

Non-U.S. holders may be subject to U.S. federal income tax upon their receipt of certain distributions from us or upon their disposition of our shares.

The portion of distributions received by a beneficial owner of interests that is neither a partnership nor a holder of the Company’s stock who for U.S. federal income tax purposes is (i) an individual who is a citizen or resident of the United States, (ii) a corporation (or entity treated as a corporation for U.S. federal income tax purposes) created or organized in the United States or under the laws of the United States, or of any state thereof, or the District of Columbia, (iii) an estate, the income of which is includable in gross income for U.S. federal income tax purposes regardless of its source or (iv) a trust if (A) a U.S. court is able to exercise primary supervision over the administration of such trust and one or more U.S. fiduciaries have the authority to control all substantial decisions of the trust, or (B) the trust has a valid election in effect under applicable the regulations promulgated under the Code (“Treasury Regulations”) to be treated as a U.S. person (the “non-U.S. Holder”) that is: (x) payable out of the Company’s earnings and profits; (y) not attributable to capital gains of the Company; and (z) not effectively connected with a U.S. trade or business of the non-U.S. Holder, will be subject to U.S. withholding tax at the rate of 30% (unless reduced by an applicable tax treaty and the non-U.S. Holder provides appropriate documentation regarding its eligibility for treaty benefits). In addition, a repurchase of our shares, to the extent not treated as a sale or exchange, may be treated as an ordinary dividend that is subject to the same withholding.

If our shares constitute a U.S. real property interest (“USRPI”), as described below, distributions that we make in excess of the sum of (i) the shareholder’s proportionate share of our earnings and profits, plus (ii) the shareholder’s basis in our common shares, will be taxed under the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”) in the same manner as if our common shares had been sold (as described below), and in such case the collection of the tax would be enforced by a refundable withholding tax at a rate of 15% of the amount by which the distribution exceeds the shareholder’s share of our earnings and profits.

Subject to certain exceptions discussed below, our shares will be treated as a USRPI if, at any time during a prescribed testing period, 50% or more of our assets consist of interests in real property located within the United States, excluding, for this purpose, interests in real property solely in a capacity as a creditor. Even if the foregoing 50% test is met, however, our shares nonetheless will not constitute a USRPI if we are a “domestically controlled qualified investment entity.” A domestically controlled qualified investment entity includes a REIT, less than 50% of the value of which is held directly or indirectly by non-U.S. Holders at all times during a specified testing period (after applying certain presumptions regarding the ownership of the shares, as described in the Code). Under the final Treasury Regulations, for purposes of the determination of whether a REIT is a domestically controlled qualified investment entity, the ownership by non-U.S. persons will be determined by looking through certain entities including non-publicly traded partnerships, REITs, regulated investment companies, or domestic “C” corporations owned more than 50% directly or indirectly by foreign persons and by treating qualified foreign pension funds as foreign persons for this purpose. If we are classified as a USRPI, we cannot predict whether we will be a domestically controlled qualified investment entity. We further do not expect that our shares will be “regularly traded” for purposes of the FIRPTA exceptions that apply to certain small shareholders of regularly traded shares.

In addition, regardless of whether our shares are USRPIs, a non-U.S. Holder that receives a distribution from us that is attributable to our gains from the disposition of USRPIs, including in connection with a repurchase of our shares (whether treated as a distribution or a sale or exchange), is generally subject to U.S. federal income tax under FIRPTA to the extent such distribution is attributable to gains from such disposition, regardless of whether the difference between the fair market value and the tax basis of the USRPI giving rise to such gains is attributable to periods prior to or during such non-U.S. Holder’s ownership of our shares, and regardless of the amount of tax basis or gain or loss that the holder has in shares with respect to which the distribution or repurchase is made.

If we are and continue to be a domestically controlled qualified investment entity, the sale of our common shares should not be subject to taxation under FIRPTA (except in the case of a repurchase to the extent the repurchase proceeds are attributable to our gain from USRPIs). If gain on the sale of our shares were subject to taxation under FIRPTA, the non-U.S. Holder would be required to file a U.S. federal income tax return and would be subject to the same treatment as a U.S. shareholder with respect to such gain, and the purchaser of the shares could be required to withhold 15% of the purchase price and remit such amount to the IRS.

Potential non-U.S. Holders are urged to consult their tax advisors regarding FIRPTA and other federal, state, local, and foreign income and other tax considerations relevant to an investment in our shares in light of their particular investment or tax circumstances.

Our board of trustees is authorized to revoke our REIT election without investors approval, which may cause adverse consequences to our investors.

The Declaration of Trust authorizes our board of trustees to revoke or otherwise terminate our REIT election, without the approval of our investors, if it determines that changes to U.S. federal income tax laws and regulations or other considerations mean it is no longer in our best interests to qualify as a REIT. Our board of trustees has certain legal duties to us and our investors and could only cause such changes in our tax treatment in good faith. In this event, we would become subject to U.S. federal income tax on our taxable income and we would no longer be required to distribute most of our net income to our investors, which may cause a reduction in the total return to our investors.

Risks Related to Ownership of Our Shares

The cash available for distribution to shareholders may not be sufficient to pay dividends at expected levels, nor can we assure you of our ability to make distributions in the future. We may use borrowed funds to make distributions.

All distributions will be made at the discretion of our board of trustees and will depend on our earnings, our financial condition, maintenance of our REIT qualification, limitations under Maryland law and other factors as our board of trustees may deem relevant from time to time. We may not be able to make distributions in the future. If we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been.

You may be restricted from acquiring or transferring certain amounts of our shares.

The share ownership restrictions of the Code for REITs and the 9.8% share ownership limits in our Declaration of Trust may inhibit market activity in our shares and restrict our business combination opportunities.

For us to qualify as a REIT, for every taxable year after the taxable year ended December 31, 2024, not more than 50% in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) during the last half of a taxable year, and the shares must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year.

Our Declaration of Trust, with certain exceptions, requires our trustees to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of trustees, our Declaration of Trust prohibits any person from beneficially or constructively owning (i) more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding common shares, (ii) more than 9.8% (in value or in number of shares, whichever is more restrictive) of any other class or series of our shares outstanding at the time of such determination, or (iii) more than 9.8% (in value or number of shares, whichever is more restrictive) of the aggregate of our shares of all classes or series, or such other percentages determined by our board of trustees in accordance with our Declaration of Trust. Our board of trustees may not grant an exemption from this restriction to any person if such exemption would result in our failing to qualify as a REIT. This as well as other restrictions on transferability and ownership will not apply, however, if our board of trustees determines in good faith that it is no longer in our best interests to continue to qualify as a REIT.

Your interest in us will be diluted if we issue additional shares.

Holders of our shares will not have preemptive rights to any shares we issue in the future. Our Declaration of Trust authorizes us to issue an unlimited number of shares of beneficial interest, par value $0.01 per share, including an unlimited number of common shares, of which an unlimited number of shares are classified as Class B shares, an unlimited number of shares are classified as Class R shares, an unlimited number of shares are classified as Class J-1 shares, an unlimited number of shares are classified as Class J-2 shares, an unlimited number of shares are classified as Class J-3 shares, an unlimited number of shares are classified as Class J-4 shares, an unlimited number of shares are classified as Class J-5 shares, an unlimited number of shares are classified as Class S shares, an unlimited number of shares are classified as Class D shares, an unlimited number of shares are classified as Class I shares, and an unlimited number of shares are classified as Class E shares, and an unlimited number of preferred shares of beneficial interest, par value $0.01 per share. In addition, our board of trustees may amend our Declaration of Trust from time to time to decrease the aggregate number of authorized shares or the number of authorized shares of any class or series without shareholder approval. After a shareholder purchases shares in our private offering, our board of trustees may elect, without shareholder approval, to: (i) sell additional shares in this or future offerings; (ii) issue common shares in private offerings; (iii) issue common shares upon the exercise of the options we may grant to our independent trustees, officers, or future employees; (iv) issue common shares to the Adviser, or their successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us or the performance fee; (v) issue common shares to sellers of assets we acquire; or (vi) issue equity incentives to certain employees of affiliated service providers or to third parties as satisfaction of obligations under incentive arrangements. To the extent we issue additional common shares after a shareholder purchases shares in our private offering, such shareholder’s percentage ownership interest in us will be diluted. Because of these and other reasons, our shareholders may experience substantial dilution in their percentage ownership of our shares.

There is no public trading market for our shares; therefore, your ability to dispose of your shares will likely be limited to repurchase by us. If you do sell your shares to us, you may receive less than the price you paid.

There is no current public trading market for our shares, and we do not expect that such a market will ever develop in the future. In our perpetual-life structure, the investor may request that we repurchase their shares on a quarterly basis, but we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular quarter in our discretion. While we may consider a liquidity event at any time in the future, we are not obligated by the Declaration of Trust or otherwise to effect a liquidity event at any time. Therefore, repurchase of shares by us will likely be the only way for you to dispose of your shares. An investment in the Company should be viewed as an illiquid investment. We expect to repurchase shares at a price equal to the transaction price of the class of shares being repurchased on the date of repurchase (which will generally be equal to our prior month’s NAV per share) and not based on the price at which you initially purchased your shares, except that, subject to limited exceptions, (i) Class J-4 shares, Class J-5 shares, Class S shares, Class D shares, Class I shares and Class E shares that have not been outstanding for at least one year will be repurchased at 98% of the transaction price and (ii) Class B shares, Class R shares, Class J-1 shares, Class J-2 shares and Class J-3 shares may only be repurchased to the extent they have been outstanding for at least two years. As a result, you may receive less than the price you paid for your shares when you sell them to us pursuant to our share repurchase plan. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchase Plan.”

Your ability to have your shares repurchased through our share repurchase plan is limited. We may choose to repurchase fewer shares than have been requested to be repurchased, or none at all, in our discretion at any time, and the amount of shares we may repurchase is subject to caps. Further, our board of trustees may make exceptions to, modify or suspend our share repurchase plan (including to make exceptions to the repurchase limitations or purchase fewer shares than such repurchase limitations) if it deems such action to be in our best interest.

We may choose to repurchase fewer shares than have been requested in any particular quarter to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to, among other reasons, in our board of trustees’ discretion, lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in additional assets is a better use of our capital than repurchasing our shares. In addition, the aggregate NAV of total repurchases of our Class B shares, Class R shares, Class J-1 shares, Class J-2 shares, Class J-3 shares,

Class J-4 shares, Class J-5 shares, Class S shares, Class D shares, Class I shares and Class E shares (including repurchases at certain non-U.S. investor access funds primarily created to hold our shares but excluding any Early Repurchase Deduction applicable to the repurchased shares) under our share repurchase plan is limited to no more than 5% of our aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to shareholders as of the end of the immediately preceding three months). Shares issued to the Adviser and its affiliates under our management fee, performance fee or as reimbursements of expenses are not subject to these repurchase limitations. Further, our board of trustees may make exceptions to, modify or suspend our share repurchase plan (including to make exceptions to the repurchase limitations, or repurchase fewer shares than such repurchase limitations) if in its reasonable judgment it deems such action to be in our best interest. Our board of trustees cannot terminate our share repurchase plan absent a liquidity event which results in our shareholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. If the full amount of all our shares requested to be repurchased in any given quarter are not repurchased, funds will be allocated pro rata based on the total number of shares being repurchased without regard to class and subject to the volume limitation. All unsatisfied repurchase requests must be resubmitted after the start of the next quarter, or upon the recommencement of the share repurchase plan, as applicable.

The vast majority of our assets will consist of investments that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in commercial real estate debt, residential loans and assets or other illiquid investments rather than repurchasing our shares is in the best interests of the Company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased (including relative to the 5% quarterly limit under our share repurchase plan), or none at all. Upon suspension of our share repurchase plan, our share repurchase plan requires our board of trustees to consider at least quarterly whether the continued suspension of the plan is in the best interest of the Company and its shareholders; however, we are not required to authorize the recommencement of the share repurchase plan within any specified period of time. As a result, your ability to have your shares repurchased by us may be limited and at times you may not be able to liquidate your investment.

Economic events that may cause our shareholders to request that we repurchase their shares may materially adversely affect our cash flow and our results of operations and financial condition.

Events affecting the economic conditions in the United States and/or elsewhere or globally, such as the general negative performance of the real estate sector (including as a result of inflation or higher interest rates), actual or perceived instability in the U.S. banking system, disruptions in the labor market (including labor shortages and unemployment), market volatility (including volatility as a result of geopolitical events and military conflicts) and increasing inflation, could cause our shareholders to seek to sell their shares to us pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth and diversification of our portfolio by asset type, could be materially adversely affected. In addition, a significant volume of repurchase requests in a given period may cause requests to exceed the 5% quarterly limit under our share repurchase plan, resulting in less than the full amount of repurchase requests being satisfied in such period.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our shares less attractive to investors.

We will be and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the date of an initial public offering pursuant to an effective registration statement under the Securities Act, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our shares less attractive because we may rely on some or all of these exemptions.

In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence. Also, because we are not a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act, and will not be for so long as our common shares are not traded on a securities exchange, we will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company.

The amount and source of distributions we may make to our shareholders is uncertain, and we may be unable to generate sufficient cash flows from our operations to make distributions to our shareholders at any time in the future.

We have not established a minimum distribution payment level, and our ability to make distributions to our shareholders may be adversely affected by a number of factors, including the risk factors described in this Annual Report. We have a limited track record and may not generate sufficient income to make distributions to our shareholders. Our board of trustees will make determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants, REIT qualification and tax requirements and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our shareholders are:

•
our inability to invest the proceeds from sales of our shares on a timely basis in income-producing assets;
•
our inability to realize attractive risk-adjusted returns on our investments;
•
high levels of expenses or reduced revenues that reduce our cash flow or non-cash earnings; and
•
defaults in our investment portfolio or decreases in the value of our investments.

As a result, we may not be able to make distributions to our shareholders at any time in the future, and the level of any distributions we do make to our shareholders may not increase or even be maintained over time, any of which could materially and adversely affect the value of your investment.

We may not generate sufficient cash flow from operations to fully fund distributions to shareholders. Therefore, we may fund distributions to our shareholders from sources other than cash flow from operations, including, without limitation, borrowings, offering proceeds (including from sales of our common shares to Fortress Affiliates), proceeds from repayments of our real estate debt investments, sales of our liquid investments and, if necessary, sales of our investments and/or assets, and we have no limits on the amounts we may fund from such sources. The extent to which we fund distributions from sources other than cash flow from operations will depend on various factors, including, but not limited to, the level of participation in our distribution reinvestment plan, the extent to which the Adviser elects to receive its management fee, performance fee and/or expense reimbursements in Class E shares (in lieu of cash), how quickly we invest the proceeds from this and any future offering and the performance of our investments. Funding distributions from borrowings, offering proceeds (including from sales of our common shares to Fortress Affiliates), proceeds from repayments of our real estate debt investments, sales of our liquid investments and, if necessary, sales of our investments and/or assets will result in us having less funds available to make investments and/or acquire assets. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional shares or other securities will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your shares. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We cannot predict when, if ever, distribution payments sourced from borrowings and from offering net proceeds may occur, and an extended period of such payments would likely be unsustainable. We have not established a limit on the amount of our distributions that may be funded from any of these sources. To the extent we borrow funds to pay distributions, we would incur borrowing costs (including interest) and these borrowings would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease our NAV, decrease the amount of cash we have available for operations and new investments and materially adversely impact the value of your investment.

We may also defer operating expenses or pay expenses (including the fees of the Adviser) with our shares in order to preserve cash flow for the payment of distributions. The ultimate repayment of these deferred expenses could adversely affect our operations and reduce the future return on your investment. We may repurchase shares from the Adviser shortly after issuing shares. The payment of expenses in our shares will dilute your ownership interest in our portfolio of assets. There is no guarantee any of our operating expenses will be deferred and the Adviser is under no obligation to receive future fees or distributions in our shares and may elect to receive such amounts in cash.

Purchases and repurchases of our shares are not made based on the current NAV per share of our shares.

Generally, our transaction price per share and the price at which we make repurchases of our shares will equal the NAV per share of the applicable class as of the last calendar day of the prior month. The NAV per share, if calculated as of the date on which you make your subscription request or repurchase request, may be significantly different than the transaction price you pay or the repurchase price you receive. Certain of our investments are subject to high levels of volatility from time to time and could change in value significantly between the end of the prior month as of which our NAV is determined and the date that you acquire or repurchase our shares, however the prior month’s NAV per share will generally continue to be used as the transaction price per share and repurchase price per share. In exceptional circumstances, we may in our sole discretion, but are not obligated to, offer and repurchase shares at a different price that we believe reflects the NAV per share of such shares more appropriately than the prior month’s NAV per share, including by updating a previously available offering price, in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month and we believe an updated price is appropriate. In such exceptional cases, the transaction price and the repurchase price will not equal our NAV per share as of any time.

Valuations of our investments may reflect estimates of fair value and may not necessarily correspond to realizable value, which could adversely affect the value of your investment.

The value of investments that are not listed on an exchange, are not traded over-the-counter and for which no third-party pricing sources are available (which may include mortgage loans, B Notes, mezzanine loans, CMBS, tax liens, single family rental loans, residential mortgages, mortgage servicing rights, RMBS, other residential assets, and other real estate related assets) will be estimated (i) by the Adviser no less frequently than monthly and (ii) reviewed and confirmed for reasonableness by one or more independent valuation advisors selected by the Adviser no less frequently than monthly. Such valuations are based on current market data and other relevant information and will reflect any credit risk associated with such investments where deemed appropriate. When the Adviser deems it necessary or advisable, investments may be valued based on proprietary pricing models used by the Adviser or independent service providers. Investments that are listed on a national securities exchange (including such investments when traded in the after-hours market) will be valued at their last sales prices on the date of determination on the largest securities exchange (by trading volume in such investment) on which such investments will have traded on such date. If no such sales of such investments occurred on the date of determination, such investments will be valued at the midpoint between the “bid” and the “asked” price for long positions and at the “asked” price for short positions on the largest securities exchange (by trading volume in such investment) on which such investments are traded, on the date of determination. Investments that are not listed on an exchange but are traded over-the-counter will be valued at the representative “bid” quotations if held long and at representative “asked” quotations if held short. Investments that are not listed on an exchange and are not traded over-the-counter but for which external pricing or valuation sources are available will be valued in accordance with such external pricing or valuation sources; provided, however, that such valuations may be adjusted by the Adviser to account for recent trading activity or other information that may not have been reflected in pricing obtained from external sources. For more information regarding our valuation process, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Calculation and Valuation of Net Asset Value.”

Within the parameters of our valuation guidelines, the valuation methodologies used to value our investments in real estate debt and real estate-related securities will involve subjective judgments and projections and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the Adviser and our independent valuation advisor. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the estimated fair value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between the estimated fair value and the ultimate sales price could be material. In addition, accurate valuations are more difficult with respect to illiquid assets and/or during times of low transaction volume because there are fewer market transactions that can be considered in the context of the valuation analysis. However, there will be no retroactive adjustment in the valuation of such assets, the offering price of our common shares, the price we paid to repurchase our common shares or NAV-based fees we paid to the Adviser and the Dealer Manager to the extent such valuations prove to not accurately reflect the realizable value of our assets. Because the price you will pay for our common shares in our continuous private offering, and the price at which your shares may be repurchased by us pursuant to our share repurchase plan are generally based on our prior month’s NAV per share, you may pay more than realizable value or receive less than realizable value for your investment.

Our NAV per share may change materially if the values of our investments materially change, if the actual operating results for a particular month differ from what we originally budgeted for that month or if there are fluctuations in interest rates.

Our investments are valued on a monthly basis in accordance with our valuation guidelines. As such, when these new valuations are reflected in our NAV calculation, there may be a sudden change in our NAV per share for each class of our common shares. These changes in an investment’s value may be as a result of investment-specific events or as a result of more general changes to real estate values resulting from local, nation or global economic changes. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a sudden increase or decrease in the NAV per share amounts. We accrue estimated income and expenses on a daily basis based on our budgets. As soon as practicable after the end of each month, we adjust the income and expenses we estimated for that month to reflect the income and expenses actually earned and incurred. In addition, because we are focused on senior floating-rate mortgage loans, interest rate fluctuations may also cause a sudden increase or decrease in our NAV per share. We do not retroactively adjust the NAV per share of each class reported for the previous month.

The NAV per share that we publish may not necessarily reflect changes in our NAV that are not immediately quantifiable.

From time to time, we may experience events with respect to our investments that may have a material impact on our NAV. For example, it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our investments or to obtain quickly complete information regarding such events. The NAV per share of each class of our common shares may not reflect such extraordinary events to the extent that their financial impact is not immediately quantifiable. As a result, the NAV per share of each class, as determined monthly, after the announcement of a material event may differ significantly from our actual NAV per share for such class until such time as the financial impact is quantified and our NAV is appropriately adjusted in a subsequent month and in accordance with our valuation guidelines. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor or to the detriment of either shareholders who repurchase their shares, or shareholders who buy new shares, or existing shareholders, depending on whether our published NAV per share for such class is overstated or understated.

NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.

The methods used by Eisner to calculate our NAV, including the components used in calculating our NAV, and our Adviser in its review and confirmation of the calculations in connection therewith, in each case, are not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV is not audited by our independent registered public accounting firm. We publish our NAV solely for purposes of establishing the price at which we sell and repurchase our shares, and you should not view our NAV as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our NAV may differ from those used by other companies now or in the future.

In addition, calculations of our NAV, to the extent that they incorporate valuations of our assets and liabilities, are not prepared in accordance with GAAP. These valuations may differ from liquidation values that could be realized in the event that we were forced to sell assets.

Additionally, errors may occur in calculating our NAV, which could impact the price at which we sell and repurchase our shares and the amount of the Adviser’s management fee and performance fee. The Adviser has implemented certain policies and procedures to address such errors in NAV calculations. If such errors were to occur, the Adviser, depending on the circumstances surrounding each error and the extent of any impact the error has on the price at which our shares were sold or repurchased or on the amount of the Adviser’s management fee or performance fee, may determine in its sole discretion to take certain corrective actions in response to such errors, including, subject to the Company’s policies and procedures, making adjustments to prior NAV calculations. You should carefully review the disclosure of our valuation policies and how NAV will be calculated under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Calculation and Valuation of Net Asset Value.”

You may have current tax liability on distributions you elect to reinvest in our shares.

If you participate in our distribution reinvestment plan, you will be deemed to have received, and for U.S. federal income tax purposes will generally be taxed on, the amount reinvested in our shares to the extent the amount reinvested was not a tax-free return of capital. Therefore, you may be forced to use funds from other sources to pay your tax liability on the reinvested dividends.

Our success and possibility of returns depend on our ability to identify and select appropriate investments, and there is no assurance that investors will receive return on their capital.

Our success depends on the ability of the Adviser to identify and select appropriate investments, as well as our ability to acquire, manage and dispose of those investments. In connection therewith, although the Adviser may identify certain prospective investment opportunities in entities in which affiliates have or are concurrently making an investment, the terms of any such Fortress Affiliate’s investment may restrict us from investing in such entities as a result of its potential status as an affiliate of the entity or of another investor. There can be no assurance that we will achieve our investment or performance objectives, including the identification of suitable investment opportunities and the achievement of targeted returns, or that we will be able to fully invest our committed capital. The possibility of partial or total loss of our capital exists and no assurance can be given that investors will receive a return of their capital. Moreover, the returns and the performance of other Fortress Managed Accounts or other affiliates are not indicative of our future returns or performance.

Investors do not have the protections provided under the Investment Company Act.

While we may be considered similar to an investment company, we are not required to be and are not registered as such under the Investment Company Act in reliance upon one or more exclusions or exemptions thereunder. Accordingly, investors in the Company will not receive the protections afforded by the Investment Company Act that are available to investors in registered investment companies.

Certain of our confidentiality provisions may limit an investor’s access to information and may require investors to also maintain confidentiality.

Subject to certain exceptions, investors will be required to keep information relating to the Company confidential. Except as permitted by us or as required by applicable law, all information, documents, reports, understandings, agreements and other arrangements between and among our partners, and all other non-public information received from, or otherwise relating to, us, any of our partners or any investment, will be confidential, and investors must use their reasonable best efforts not to disclose or otherwise release to any other party such matters without our written consent. To protect the sensitive nature of such confidential information, we will have the right to keep confidential from investors any information that we reasonably believe to be in the nature of trade secrets, legally privileged materials related to a claim or other information the disclosure of which we in good faith believe is not in our best interest or could damage us or our investments or which we are required by law or by agreement with a third-party to keep confidential. In addition, we will not provide and will not be required to provide access to information pertaining to us or our investments if we, in our discretion, desire or seek to protect such information in connection with privileged information. To the extent that investors are provided with information which is subsequently found to be subject to privileged information, the value of assets held by us and the strategy in respect of such assets may be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY

Our operations are highly dependent on the information systems and technology of Fortress, the indirect affiliate of our Adviser, which has implemented a cybersecurity management program. Below are details Fortress has provided to us regarding its cybersecurity program that are relevant to us. The Company uses Fortress's cybersecurity program to assess, identify and mange material cybersecurity risks affecting the Company and its operations.

Cybersecurity Processes and Risk Assessment

Fortress’s cybersecurity program is focused on (i) protecting the confidentiality of business, client, investors in its funds and its employee information; (ii) maintaining the security and availability of systems and data; (iii) supporting compliance with applicable laws and regulations; (iv) documenting cybersecurity incidents and its responses; and (v) notification of cybersecurity incidents to, and communications with, appropriate internal and external parties.

Fortress has implemented an information security governance policy governing cybersecurity risk, which is designed to facilitate the protection of sensitive or confidential business, client, investor and any employee information that it stores or processes, and the maintenance of critical services and systems. Fortress’s cybersecurity program is managed by Fortress’s Chief Information Security Officer and Fortress’s Chief Technology Officer (together, “Fortress IT Management”), who report to Fortress’s Chief Financial Officer. Fortress IT Management and their team are responsible for implementing Fortress’s monitoring and alert response processes, vulnerability management, changes made to its critical systems, including software and network changes, and various other technological and administrative safeguards. These processes and systems are designed to protect against unauthorized access of information, including by cyber-attacks, and Fortress’s policy and processes include, as appropriate, encryption, data loss prevention technology, authentication technology, entitlement management, access control, anti-virus and anti-malware software, and transmission of data over private networks. Fortress’s processes and systems aim to prevent or mitigate two main types of cybersecurity risk: first, cybersecurity risks associated with its physical and digital devices and infrastructure and second, cybersecurity risks associated with third parties, such as people and organizations who have access to its devices, infrastructure or confidential or sensitive information. The cybersecurity-control principles that form the basis of Fortress’s cybersecurity program are informed by the National Institute of Standards and Technology Cybersecurity Framework.

Fortress’s cybersecurity program includes review and assessment by third parties of the cybersecurity processes and systems. These third parties assess and report on Fortress’s deployment of cybersecurity best practices and industry frameworks and help to identify areas for continued focus and improvement. Annual penetration testing of its network, including critical systems and systems that store confidential or sensitive information, is conducted with third party consultants and vulnerabilities are reviewed by Fortress IT Management for remediation. When Fortress engages vendors and other third-party partners who will have access to sensitive data or client systems and facilities, its infrastructure technology team assesses their cybersecurity programs and processes.

Fortress also provides its employees with cybersecurity awareness training at onboarding and annually, as well as interim security reminders and alerts. Fortress conducts regular phishing tests and provides additional training as appropriate.

Governance and Oversight of Cybersecurity Risks

Fortress has developed an incident response framework to identify, assess and manage cybersecurity events. The framework is managed and implemented by Fortress’s Enterprise Security Steering Committee (the "ESSC"), a cross-functional management committee that includes its General Counsel, Chief Financial Officer, Chief Operating Officer, Chief Compliance Officer, Chief Human Resources Officer and Fortress IT Management. The ESSC is responsible for gathering information with respect to a cybersecurity incident, assessing its severity and potential responses, as well as communicating with business heads and senior management, as appropriate. This framework contemplates conducting simulated cybersecurity incident response exercises with members of senior management on an interim basis in coordination with external cyber counsel.

Fortress’s cybersecurity program, which is overseen by the ESSC, is managed by an internal team that is responsible for enterprise-wide cybersecurity strategy, policies, engineering and processes. The team is led by Fortress’s Chief Technology Officer, who has over 30 years of experience advising on technology strategy, including digital transformation, cybersecurity, business analytics and infrastructure, and Fortress’s Chief Information Security Officer, who has over 20 years of experience in the information technology field with a focus on IT risk governance and management, information security, incident response capabilities and assessing effectiveness of controls. The ESSC meets regularly and forms cross-enterprise teams, as needed, to manage and implement key policies and initiatives of Fortress’s cybersecurity program.

The Company’s board of trustees has delegated the primary responsibility for oversight and review of guidelines and policies with respect to risk assessment and risk management to an audit committee of the board of trustees (the “Audit Committee”). The Company’s CFO periodically reports to the Audit Committee as well as the full board of trustees as appropriate, on cybersecurity matters. Such reporting includes updates on Fortress’s cybersecurity program, the external threat environment and Fortress’s programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include updates on Fortress’s preparedness, prevention, detection, responsiveness and recovery with respect to cyber incidents.

Impact of Cybersecurity Risks

We are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. However, future incidents could have a material impact on our business strategy, results of operations or financial condition. For additional discussion of the risks posed by cybersecurity threats, see “Part I. Item 1A. Risk Factors—Risks Related to Our Business and Operations—Our business and operations could suffer in the event of system failures or cybersecurity breaches.”

ITEM 2. PROPERTIES

Our principal office is located at 1345 Avenue of the Americas, New York, NY 10105. As part of the Management Agreement, the Adviser is responsible for providing office space and office services required in rendering services to us. We consider these facilities to be suitable and adequate for the management and operations of our business.

ITEM 3. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. We may also be subject to regulatory proceedings. While the outcome of these legal or regulatory proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

There is no public market for our shares currently, nor can we give any assurance that one will develop. Our outstanding shares are offered and sold in transactions exempt from registration under the Securities Act under Section 4(a)(2) and Regulation D promulgated thereunder. See “—Recent Sales of Unregistered Securities” for more information.

Offering of Common Shares

Subscriptions to purchase our common shares may be made on an ongoing basis, but investors may only purchase our common shares pursuant to accepted subscription orders as of the first business day of each month (based on the prior month’s transaction price), and to be accepted, a subscription request must be received in good order at least five business days prior to the first business day of the month (unless waived by the Dealer Manager or our Adviser). A subscription order may be cancelled at any time before the time it has been accepted. As of December 31, 2024, we have received aggregate proceeds of $230.9 million from the sale of our common shares through a private offering.

Each class of common shares has different upfront transaction fees and ongoing shareholder servicing fees. Other than the differences in upfront transaction fees and ongoing shareholder servicing fees, each class of common shares has the same economic and voting rights.

There are no upfront selling commissions or dealer manager fees with respect to Class B shares, Class R shares, Class J-1 shares, Class J-2 shares, Class J-3 shares, Class J-4 shares, Class J-5 shares, Class S shares, Class D shares, Class I shares and Class E shares. However, for Class R Shares, Class J-1 shares, Class J-2 shares, Class J-3 shares, Class J-4 shares, Class J-5 shares and Class D shares that are purchased through certain financial intermediaries, those financial intermediaries may directly charge transaction or other fees, including upfront placement fees or brokerage commissions, limited to a percent of the transaction price. The following table details the upfront transaction fees and ongoing shareholder servicing fees:

	Class B shares	Class R shares	Class J-1 shares	Class J-2 shares	Class J-3 shares	Class J-4 shares	Class J-5 shares	Class S shares	Class D shares	Class I shares	Class E shares
Transaction fees	—	Up to 3.50%	Up to 2.00%	Up to 2.00%	Up to 2.00%	Up to 2.00%	Up to 2.00%	Up to 3.50%	Up to 1.50%	—	—
Shareholder servicing fee (% of NAV)	—	0.85%	0.50%	0.25%	0.50%	0.50%	—	0.85%	0.25%	—	—

The purchase price per share of each class will be equal to the then-current transaction price, which will generally be our prior month’s NAV per share for such class as of the last calendar day of such month. Our NAV may vary significantly from one month to the next. We may offer shares of any class at a price that we believe reflects the NAV per share of such shares more appropriately than the prior month’s NAV per share of the applicable class, including by updating a previously available offering price, in cases where we believe there has been a material change (positive or negative) to our NAV per share or such class of shares since the end of the prior month. See “—NAV and NAV Per Share Calculation” and “—Relationship between NAV and Our Transaction Price” for more information about the calculation of NAV per share and the relationship to the transaction price.

The following table presents our monthly NAV per share for each class of our common shares for the period from June 4, 2024 (Date of Formation) through December 31, 2024:

	Class B shares	Class R shares	Class J-1 shares	Class J-2 shares	Class J-3 shares	Class J-4 shares	Class J-5 shares	Class S shares	Class D shares	Class I shares	Class E shares
August 31, 2024	$20.0000	$—	$—	$—	$—	$—	$—	$—	$—	$—	$20.0000
September 30, 2024	$20.0622	$—	$—	$—	$—	$—	$—	$—	$—	$20.0622	$20.0622
October 31, 2024	$20.0622	$—	$—	$—	$—	$—	$—	$—	$—	$20.0728	$20.0738
November 30, 2024	$20.2777	$—	$—	$—	$—	$—	$—	$—	$—	$20.2812	$20.2895
December 31, 2024	$20.0658	$19.9270	$—	$—	$—	$—	$—	$—	$—	$20.1462	$20.0625

Holders

As of March 28, 2025, there were 619 holders of record of our Class B shares, 301 holders of record of our Class R shares, 246 holders of record of our Class J-1 shares, 3 holders of record of our Class J-2 shares, 12 holders of record of our Class I shares and 52 holders of record of our Class E shares.

Calculation and Valuation of Net Asset Value

Our NAV for each class of shares is determined by the Adviser based on the net asset values of our investments, the addition of any other assets (such as cash on hand), and the deduction of any liabilities, including the deduction of any class-specific items, such as ongoing servicing fees, management fees and/or performance fees, that are specifically applicable to such class of shares, in all cases as described below.

Our board of trustees, including a majority of our independent trustees, has adopted valuation guidelines that contain a comprehensive set of methodologies to be used by the Adviser and our independent valuation advisor in connection with estimating the values of our assets and liabilities for purposes of our NAV calculation. These guidelines are intended to produce a fair and accurate estimate of the price that would be received for our investments in an arm’s-length transaction between a willing buyer and a willing seller in possession of all material information about our investments. Our independent valuation advisor, which is described more fully below, will review our valuation guidelines and methodologies related to investments in commercial real estate debt and residential loans and assets with the Adviser and our board of trustees initially and will review any material changes to the valuation guidelines and methodologies on an ongoing basis. Our board of trustees will not be involved in the monthly valuation of our assets and liabilities, but will periodically receive and review such information about the valuation of our assets and liabilities as it deems necessary to exercise its oversight responsibility. From time to time, our board of trustees, including a majority of our independent trustees, may adopt changes to the valuation guidelines if it (i) determines that such changes are likely to result in a more accurate reflection of NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination or (ii) otherwise reasonably believes a change is appropriate for the determination of NAV.

Our NAV per share for each class of shares will be calculated by Eisner, and such calculation will be reviewed and confirmed by the Adviser. With the approval of our board of trustees, including a majority of our independent trustees, we have engaged and may in the future engage one or more independent, third-party valuation firms to serve as our independent valuation advisor and review monthly internal valuations of commercial real estate debt and residential loans and assets prepared by the Adviser. Pursuant to our valuation services agreement with our independent valuation advisor, each valuation confirmation report for our assets will be addressed solely to assist Eisner in calculating our NAV and our Adviser in its review and confirmation of the calculations in connection therewith.

Our independent valuation advisor may be replaced at any time, in accordance with agreed-upon notice requirements, by a majority vote of our board of trustees, including a majority of our independent trustees. Our independent valuation advisor will discharge its responsibilities in accordance with our valuation guidelines.

We have agreed to pay fees to our independent valuation advisor upon its delivery to us of its review reports. We have also agreed to indemnify our independent valuation advisor against certain liabilities arising out of this engagement. The compensation we pay to our independent valuation advisor will not be based on the estimated values of our assets and liabilities or any confirmation thereof.

Pursuant to our valuation services agreement with our independent valuation advisor, the independent valuation advisor will review the Adviser’s monthly valuations and the Adviser will render a final valuation in order for Eisner to calculate our NAV.

Our independent valuation advisor has provided, and is expected to continue to provide, valuation advisory services to Fortress and its affiliates and has received, and is expected to continue to receive, fees in connection with such services. Our independent valuation advisor and its affiliates may from time to time in the future perform other commercial real estate and financial advisory services for Fortress and its affiliates, or in transactions related to the collateral that is a component of the subjects of the valuations being performed for us, or otherwise, so long as such other services do not adversely affect the independence of the independent valuation advisor as certified in the applicable valuation report.

Valuation of Investments

Unless otherwise provided herein, for the purposes of this Annual Report, the value of any investment or other asset held by the Company as of any date will be determined by the Adviser in accordance with the principles set forth below (such value, as so determined, the “fair value”).

The value of investments that are not listed on an exchange, are not traded over-the-counter and for which no third-party pricing sources are available (which may include mortgage loans, B Notes, mezzanine loans, CMBS, tax liens, single family rental loans, residential mortgages, mortgage servicing rights, RMBS, other residential assets, and other real estate related assets) will be estimated (i) by the Adviser no less frequently than monthly and (ii) reviewed and confirmed for reasonableness by one or more independent valuation advisors selected by the Adviser no less frequently than monthly, and such valuations will reflect any credit risk associated with such investments where deemed appropriate. When the Adviser deems it necessary or advisable, investments may be valued based on proprietary pricing models used by the Adviser or independent service providers. All assets and liabilities initially will be valued in the applicable local currency and then translated into dollars using the applicable exchange rate on the date of determination.

For the underlying collateral of CRE loans, an appraisal will be completed by an independent appraisal firm prior to or in conjunction with the closing of each transaction. The Adviser may choose to obtain an updated third-party appraisal subsequent to the loan closing date if a material event occurs and impacts the collateral.

In the event we pursue an ownership interest in the underlying collateral on a defaulted loan, then the asset will become a real estate-owned (“REO”) property. The Adviser will determine the fair value of each of the REO properties and our independent valuation advisor will review and confirm the reasonableness of those valuations. Additionally, the commercial REO properties will be valued by an independent appraiser at the time of acquisition and may be valued by an independent appraiser periodically, as determined by the Adviser.

Privately negotiated derivative investments, such as interest rate swaps, credit default swaps and various basket indices typically will be valued at the midpoint between the “bid” and “asked” prices by third-party pricing services and/or trading counterparties, or based on proprietary pricing models used by the Adviser or independent service providers.

The fair value of an investment will include the marked-to-market value of any hedges effected in connection with such investment, and the Adviser will determine, in its discretion, the appropriate hedge positions intended for such investment.

Investments that are listed on a national securities exchange (including such investments when traded in the after-hours market) will be valued at their last sales prices on the date of determination on the largest securities exchange (by trading volume in such investment) on which such investments will have traded on such date. If no such sales of such investments occurred on the date of determination, such investments will be valued at the midpoint between the “bid” and the “asked” price for long positions and at the “asked” price for short positions on the largest securities exchange (by trading volume in such investment) on which such investments are traded, on the date of determination. Investments that are not listed on an exchange but are traded over-the-counter will be valued at the representative “bid” quotations if held long and at representative “asked” quotations if held short. Investments that are not listed on an exchange and are not traded over-the-counter but for which external pricing or valuation sources are available will be valued in accordance with such external pricing or valuation sources; provided, however, that such valuations may be adjusted by the Adviser to account for recent trading activity or other information that may not have been reflected in pricing obtained from external sources.

Notwithstanding anything to the contrary in this section, with respect to any distribution of investments which are marketable securities that are traded on a national securities exchange or over-the-counter, such marketable securities will be valued based on the average of the closing prices for such securities during the ten-trading-day period ending on the date of distribution.

Other Valuation Considerations

If the Adviser determines that the value of any investments as determined in the manner described under “—Valuation of Investments” does not accurately reflect the fair value of such investments, the Adviser may value such investments as it reasonably determines. If the Adviser determines that any investment is so thinly traded that the Company would be unable to dispose of the Company’s position in such investment within a reasonable time frame at the market price, then the Adviser may apply a discount to the value of such investment in an amount that it, in its discretion, deems appropriate.

The Adviser may determine in its discretion whether any assets of the Company should be the subject of a writedown, write-off or write-up in connection with any distribution pursuant to and upon the occurrence of any event contemplated, and, notwithstanding anything to the contrary under “—Valuation of Investments”, any such assets that have been written off or written down to a de minimis amount will not be required to be valued by an independent valuation advisor.

The value of any cash on hand or on deposit, bills, demand notes, overnight financing transactions, receivables and payables will be deemed to be the full amount thereof. However, if such cash, bills, demand notes, overnight financing transactions, receivables and payables are unlikely, in the opinion of the Adviser, to be paid or received in full, then the value will be equal to the full amount thereof adjusted as is considered appropriate to reflect the true value thereof.

Liabilities

We will include the par value of our liabilities as part of our NAV calculation. We expect that our liabilities will include the fees payable to the Adviser and the Dealer Manager, any accounts payable, accrued operating expenses, portfolio-level credit facilities and other liabilities. Liabilities related to class-specific ongoing servicing fees and, when and as applicable, any class-specific management fees and class-specific performance fees will be allocable to a specific class of shares and will only be included in the NAV calculation for that class, as described below. For purposes of calculating our NAV, neither (i) the organization and offering expenses paid by the Adviser through the first anniversary of the initial closing of our private offering nor (ii) the operating costs and expenses paid by the Adviser on our behalf through the Operating Expense Commencement Date, will be recognized as expenses or as a component of equity and reflected in our NAV until we reimburse the Adviser for these costs.

NAV and NAV Per Share Calculation

Our NAV will be calculated for each share class by Eisner. As part of Eisner’s calculations, Eisner will use inputs provided by the Adviser, including valuation conclusions that have been reviewed by our independent valuation advisor. However, the Adviser is ultimately and solely responsible for determining our NAV and overseeing the process relating to Eisner’s calculation of our NAV. Our board of trustees, including a majority of our independent trustees, may replace Eisner with another party, including our Adviser, if it is deemed appropriate to do so.

Each share class will have an undivided interest in our assets and liabilities, other than class-specific ongoing servicing fees, and when and as applicable, any class-specific management fees and class-specific performance fees. In accordance with the valuation guidelines, Eisner calculates our NAV per share for each class as of the last calendar day of each month, including the estimated fair value of CRE debt investments and residential real estate loans and other assets less our outstanding liabilities. Because class-specific ongoing servicing fees, and when and as applicable, any class-specific management fees and class-specific performance fees will only be included in the NAV calculation for the applicable share class, the NAV per share for our share classes may differ.

Our NAV for each class of shares will be based on the NAVs of our investments, the addition of any other assets (such as cash on hand), and the deduction of any liabilities, including the deduction of any class-specific items, such as ongoing servicing fees, management fees and/or performance fees, that are specifically applicable to such class of shares. At the end of each month, before taking into consideration repurchases or class-specific expense accruals for that month, any change in our aggregate NAV (whether an increase or decrease) is allocated among each class of shares based on each class’s relative percentage of the previous aggregate NAV plus issuances of shares that were effective on the first business day of such month. The NAV calculation is available generally within 15 calendar days after the end of the applicable month.

Changes in our monthly NAV before class-specific items include, without limitation, accruals of our net portfolio income, interest expense, unrealized/realized gains and losses on assets, any applicable organization and offering costs and any expense reimbursements. Changes in our monthly NAV before class-specific items also include material non-recurring events occurring during the month. Notwithstanding anything herein to the contrary, the Adviser may in its discretion consider material market data and other information that becomes available after the end of the applicable month in valuing our assets less outstanding liabilities and calculating our NAV for a particular month. On an ongoing basis, the Adviser will adjust the accruals to reflect actual operating results and the outstanding receivable, payable and other account balances resulting from the accumulation of monthly accruals for which financial information is available.

Following the aggregation of the NAVs of our investments, the addition of any other assets (such as cash on hand), and the deduction of any other liabilities, Eisner incorporates any class-specific adjustments to our NAV, including additional issuances and repurchases of our common shares, accruals of class-specific ongoing servicing fees and, as applicable, any accruals of any class-specific management fees and/or class-specific performance fees. For each applicable class of shares, the ongoing servicing fee is calculated as a percentage of the aggregate NAV for such class of shares. At the close of business on the date that is one business day after each record date for any declared distribution, our NAV for each class will be reduced to reflect the accrual of our liability to pay any distribution to our shareholders of record of each class as of the record date. NAV per share for each class is calculated by dividing such class’s NAV at the end of each month by the number of shares outstanding for that class at the end of such month.

The combination of the Class B NAV, Class R NAV, Class J-1 NAV, Class J-2 NAV, Class J-3 NAV, Class J-4 NAV, Class J-5 NAV, Class S NAV, Class D NAV, Class I NAV and Class E NAV equals the aggregate NAV of our assets, less our liabilities, including liabilities related to class-specific ongoing servicing fees, management fees and performance fees. The Adviser calculates the fair value of our assets as directed by our valuation guidelines based upon values received from various sources, as described in more detail above.

Relationship Between NAV and Our Transaction Price
Purchases and repurchases of our common shares are not made based on the current NAV per share of our common shares at the time of purchase or repurchase. Generally, our transaction price will equal our prior month’s NAV. The transaction price will be the price at which we repurchase shares (subject to a potential early redemption discount) and the price at which we offer shares (subject to any applicable upfront selling commission and dealer manager fees). Although the transaction price will generally be based on our prior month’s NAV per share, such prior month’s NAV may be significantly different from the current NAV per share of the applicable class as of the date on which a shareholder’s purchase or repurchase occurs.

In addition, we may offer shares of any class at a price that we believe reflects the NAV per share more appropriately than the prior month’s NAV per share of the applicable class (including by updating a previously disclosed offering price) or suspend our offering and/or our share repurchase plan in exceptional cases where we believe there has been a material change (positive or negative) to our NAV per share of such class of shares since the end of the prior month due to the aggregate impact of factors such as general significant market events or disruptions or force majeure events. In cases where our transaction price is not based on the prior month’s NAV per share, the offering price and repurchase price will not equal our NAV per share as of any time. The Adviser may determine whether a material change has occurred to our NAV per share since the end of the prior month and whether to set a transaction price that differs from the previous month’s NAV per share, and in such cases, has discretion over what such transaction price will be.

Limits on the Calculation of Our NAV Per Share

The overarching principle of our valuation guidelines is to seek to produce reasonable estimated values for each of our investments (and other assets and liabilities), or the price that would be received for that investment in orderly transactions between market participants. However, the majority of our assets are expected to consist of commercial real estate debt and residential loans and assets and, as with any valuation protocol and as described above, the valuation of our investments (and other assets and liabilities) is based on a number of judgments, assumptions and opinions about future events that may or may not prove to be correct. The use of different judgments, assumptions or opinions would likely result in a different estimate of the value of our investments (and other assets and liabilities). Any resulting potential disparity in our NAV per share may be in favor or to the detriment of existing shareholders whose shares are repurchased, or existing shareholders or new purchasers of the shares, as the case may be, depending on the circumstances at the time (for cases in which our transaction price is based on NAV). See “Item 1A. Risk Factors—Valuations of our investments may reflect estimates of fair value and may not necessarily correspond to realizable value,” “—Our NAV per share may change materially if the values of our investments materially change, if the actual operating results for a particular month differ from what we originally budgeted for that month or if there are fluctuations in interest rates” and “—The NAV per share that we publish may not necessarily reflect changes in our NAV that are not immediately quantifiable.”

Additionally, while the methodologies and procedures contained in our valuation guidelines are designed to operate reliably within a wide variety of circumstances, it is possible that in certain unanticipated situations or after the occurrence of certain extraordinary events (such as a significant disruption in relevant markets, a terrorist attack or an act of nature), our ability to calculate NAV may be impaired or delayed, including, without limitation, circumstances where there is a delay in accessing or receiving information from vendors or other reporting agents upon which we may rely upon in determining the monthly value of our NAV. In these circumstances, a more accurate valuation of our NAV could be obtained by using different assumptions or methodologies. Accordingly, in special situations when, in the Adviser’s reasonable judgment, the administration of the valuation guidelines would result in a valuation that does not represent a fair and accurate estimate of the value of our investment, alternative methodologies may be applied; provided that the Adviser must notify our board of trustees at the next scheduled board meeting of any alternative methodologies utilized and their impact on the overall valuation of our investment. Notwithstanding the foregoing, our board of trustees may suspend the offering and distribution reinvestment plan or our share repurchase plan if it determines that the calculation of our NAV is materially incorrect or unreliable or there is a condition that restricts the valuation of a material portion of our assets.

We include no discounts to our NAV for the illiquid nature of our shares, including the limitations on your ability to sell shares under our share repurchase plan and our ability to modify or suspend our share repurchase plan at any time. Our NAV generally does not consider exit costs that would likely be incurred if our assets and liabilities were liquidated or sold. While we may use market pricing concepts to value individual components of our NAV, our per share NAV is not derived from the market pricing information of open-end real estate debt funds listed on stock exchanges.

Our NAV per share does not represent the amount of our assets less our liabilities in accordance with GAAP. We do not represent, warrant or guarantee that:

•
a shareholder would be able to realize the NAV per share for the class of shares a shareholder owns if the shareholder attempts to sell its shares;
•
a shareholder would ultimately realize distributions per share equal to the NAV per share for the class of shares it owns upon liquidation of our assets and settlement of our liabilities or a sale of our company;
•
our common shares would trade at their NAV per share on a national securities exchange;
•
a third party would offer the NAV per share for each class of shares in an arm’s-length transaction to purchase all or substantially all of our shares;
•
the NAV per share would equate to a market price of an open-ended real estate debt fund; and/or
•
NAV would represent the fair value of our assets less liabilities under GAAP.

Distribution Policy

We declare monthly distributions based on record dates established by our board of trustees and pay such distributions on a monthly basis. Our distribution policy has been set by our board of trustees and is subject to change based on available cash flows. We cannot guarantee the amount of distributions to be paid, if any. In connection with a distribution to our shareholders, our board of trustees approves a monthly distribution for a certain dollar amount per share for each class of our shares. We then calculate each shareholder’s specific distribution amount for the month using applicable record and declaration dates, and a shareholder’s distributions begin to accrue on the date such shareholder is admitted as a shareholder.

Distributions will be made on all classes of our common shares at the same time. The per share amount of distributions on Class B shares, Class R shares, Class J-1 shares, Class J-2 shares, Class J-3 shares, Class J-4 shares, Class J-5 shares, Class S shares, Class D shares, Class I shares and Class E shares will likely differ because of adjustment for class-specific items, such as ongoing servicing fees, management fees and performance fees. We expect to use the “record share” method of determining the per share amount of distributions on Class B shares, Class R shares, Class J-1 shares, Class J-2 shares, Class J-3 shares, Class J-4 shares, Class J-5 shares, Class S shares, Class D shares, Class I shares and Class E shares, although our board of trustees may choose any other method. The “record share” method is one of several distribution calculation methods for multiple-class funds recommended, but not required, by the American Institute of Certified Public Accountants. Under this method, the amount to be distributed on our common shares will be increased by the sum of all class-specific ongoing servicing fees, and as applicable, any class-specific management fees and/or class-specific performance fees, for such period. Such amount will be divided by the number of our common shares outstanding on the record date. Such per share amount will be reduced for each class of common shares by the per share amount of any class-specific ongoing servicing fees, and as applicable, any class-specific management fees and/or class-specific performance fees attributable to such class, if applicable.

We intend to distribute sufficient income so that we satisfy the requirements for qualification as a REIT. In order to qualify as a REIT, we will be required to distribute annually to holders of our common shares at least 90% of our “real estate investment trust taxable income,” which, as defined by the Code and the Treasury Regulations, is generally equivalent to net taxable ordinary income (and could be all cash or a combination of cash and shares of beneficial interest satisfying the requirements of applicable law).

Distributions are authorized at the discretion of our board of trustees, in accordance with our earnings, cash flows and general financial condition. Our board of trustees’ discretion is directed, in substantial part, by its obligation to cause us to comply with the REIT requirements. We have not established any limit on the amount of proceeds from our private offering that may be used to fund distributions other than those limits imposed by our organizational documents and Maryland law.

Our board of trustees may delegate to a committee of trustees the power to fix the amount and other terms of a distribution. In addition, if our board of trustees gives general authorization for a distribution and provides for or establishes a method or procedure for determining the maximum amount of the distribution, our board of trustees may delegate to one of our officers the power, in accordance with the general authorization, to fix the amount and other terms of the distribution.

Beginning on August 31, 2024, we declared monthly distributions for each class of our common shares, which are generally paid four days after month-end. The net distribution may vary for each class based on the applicable shareholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the Independent Brokerage Solutions LLC, as dealer manager, for further remittance to the applicable distributor.

The following table details the total net distributions for each of our share classes for the period from June 4, 2024 (Date of Formation) through December 31, 2024:

Record Date	Class B	Class R	Class J-1	Class J-2	Class J-3	Class J-4	Class J-5	Class S	Class D	Class I	Class E
June 30, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
July 31, 2024	—	—	—	—	—	—	—	—	—	—	—
August 31, 2024	0.1000	—	—	—	—	—	—	—	—	—	0.1000
September 30, 2024	0.1000	—	—	—	—	—	—	—	—	0.1000	0.1000
October 31, 2024	0.1338	—	—	—	—	—	—	—	—	0.1338	0.1338
November 30, 2024	0.1338	—	—	—	—	—	—	—	—	0.1338	0.1338
December 31, 2024	0.1352	0.1210	—	—	—	—	—	—	—	0.1352	0.1352
December 31, 2024(1)	0.1055	0.1055	—	—	—	—	—	—	—	0.1055	0.1055
Total	$0.7083	$0.2265	$—	$—	$—	$—	$—	$—	$—	$0.6083	$0.7083

(1) On December 31, 2024, we declared a special distribution of $0.0155 per share for each share class.

For the period from June 4, 2024 (Date of Formation) through December 31, 2024, we declared net distributions of $5.2 million. The following table outlines the tax character of our distributions paid in 2024 as a percentage of total distributions.

	Ordinary Income	Capital Gains	Return of Capital
The period from June 4, 2024 (Date of Formation) through December 31, 2024	100%	—%	—%

The Company intends for long-term cumulative distributions to be funded primarily from operating cash flows.

The following table details our distributions declared for the period from June 4, 2024 (Date of Formation) through December 31, 2024 ($ in thousands):

	For the period from June 4, 2024 (Date of Formation) through December 31, 2024
	Amount	Percentage
Distributions
Payable in cash	$4,014	77%
Reinvested in shares	1,205	23%
Total distributions	$5,219	100%
Sources of Distributions
Cash flows from operating activities	$5,219	100%
Offering proceeds	—	—%
Total sources of distributions	$5,219	100%
Cash flows from operating activities	$5,610

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan whereby shareholders will have their cash distributions automatically reinvested in additional common shares unless they elect to receive their distributions in cash. If you participate in our distribution reinvestment plan, the cash distributions attributable to the class of shares that you own will be automatically invested in additional shares of the same class. The purchase price for shares purchased under our distribution reinvestment plan will be equal to the transaction price for such shares at the time the distribution is payable. Shareholders will not pay any upfront selling commission, dealer manager fees, or other similar placement fees when purchasing shares under our distribution reinvestment plan; however, all outstanding Class R shares, Class J-1 shares, Class J-2 shares, Class J-4 shares, Class S shares and Class D shares, including those purchased under our distribution reinvestment plan, will be subject to ongoing servicing fees. Participants may terminate their participation in the distribution reinvestment plan with ten business days’ prior written notice to us.

Share Repurchase Plan

Shareholders may request on a quarterly basis that we repurchase all or any portion of their shares pursuant to our share repurchase plan. Under our share repurchase plan, to the extent we choose to repurchase shares in any particular quarter, we will only repurchase shares as of the opening of the last business day of that quarter (each such date, a “Repurchase Date”). Repurchases will be made at the transaction price in effect on the Repurchase Date, except that (i) Class J-4 shares, Class J-5 shares, Class S shares, Class D shares, Class I shares and Class E shares that have not been outstanding for at least one year will be repurchased in accordance with the Early Repurchase Deduction and subject to certain limited exceptions and (ii) Class B shares, Class R shares, Class J-1 shares, Class J-2 shares and Class J-3 shares that have not been outstanding for at least two years may not be repurchased. The one-year and two-year holding periods are each measured as of the first calendar day immediately following the prospective repurchase date. The Early Repurchase Deduction and Mandatory Holding Period (as defined herein), as applicable, may only be waived in the case of repurchase requests arising from the death or qualified disability of the holder and in other limited circumstances.

However, while shareholders may request on a quarterly basis that we repurchase all or any portion of their shares pursuant to our share repurchase plan, we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month in the discretion of our board of trustees. In addition, our ability to fulfill repurchase requests is subject to a number of limitations. As a result, share repurchases may not be available each month.

The aggregate NAV of total repurchases of Class B shares, Class R shares, Class J-1 shares, Class J-2 shares, Class J-3 shares, Class J-4 shares, Class J-5 shares, Class S shares, Class D shares, Class I shares and Class E shares (including repurchases at certain non-U.S. investor access funds primarily created to hold our common shares but excluding any Early Repurchase Deduction applicable to the repurchased shares) is limited to no more than 5% of our aggregate NAV per calendar quarter (measured using the average aggregate NAV as of the end of the immediately preceding three months). Shares issued to the Adviser and its affiliates under our management fee, performance fee or as reimbursements of expenses are not subject to these repurchase limitations.

Mandatory Holding Period (Class B Shares, Class R Shares, Class J-1 Shares, Class J-2 Shares and Class J-3 Shares)

Class B shares, Class R shares, Class J-1 shares, Class J-2 shares and Class J-3 shares may only be repurchased by us to the extent they have been outstanding for at least two years (such period with respect to any such shares, a “Mandatory Holding Period”). The Mandatory Holding Period is measured as of the first calendar day immediately following the prospective repurchase date. The Mandatory Holding Period will not apply to Class B shares, Class R shares, Class J-1 shares, Class J-2 shares or Class J-3 acquired through our distribution reinvestment plan.

We may, from time to time, waive the Mandatory Holding Period in the following circumstances (subject to the conditions described below):

•
repurchases resulting from death or qualifying disability; or
•
in the event that a shareholder’s Class B shares, Class R shares, Class J-1 shares, Class J-2 shares or Class J-3 are repurchased because the shareholder has failed to maintain the $500 minimum account balance.

As set forth above, we may waive the Mandatory Holding Period in respect of repurchases of Class B shares, Class R shares, Class J-1 shares, Class J-2 shares or Class J-3 resulting from the death or qualifying disability (as such term is defined in Section 72(m)(7) of the Code) of a shareholder who is a natural person, including such shares held by such shareholder through a trust or an IRA or other retirement or profit-sharing plan, subject to certain conditions and notice requirements.

In addition, Class B shares may be sold to certain feeder vehicles primarily created to hold such shares that in turn offer interests in such feeder vehicles to non-U.S. persons. For such feeder vehicles and similar arrangements in certain markets, the Company may agree not to apply the Mandatory Holding Period to the feeder vehicles or underlying investors, often because of administrative or systems limitations. Further, the Company will not apply the Mandatory Holding Period on repurchases of any Class B shares or Class R shares submitted by discretionary model portfolio management programs (and similar arrangements) as approved by the Company.

Early Repurchase Deduction

For Class J-4 shares, Class J-5 shares, Class S shares, Class D shares, Class I shares and Class E shares, there is no minimum holding period and shareholders holding any such shares can request that we repurchase such shares at any time. However, subject to limited exceptions, Class J-4 shares, Class J-5 shares, Class S shares, Class D shares, Class I shares and Class E shares that have not been outstanding for at least one year will be repurchased at 98% of the transaction price. The one-year holding period is measured as of the first calendar day immediately following the prospective repurchase date. The Early Repurchase Deduction will also generally apply to minimum account repurchases. The Early Repurchase Deduction will not apply to (i) Class J-4 shares, Class J-5 shares, Class S shares, Class D shares, Class I shares and Class E shares acquired through our distribution reinvestment plan and (ii) Class B shares, Class R shares, Class J-1 shares, Class J-2 shares and Class J-3 shares, which cannot be repurchased during the Mandatory Holding Period.

The Early Repurchase Deduction will inure indirectly to the benefit of our remaining shareholders and is intended to offset the trading costs, market impact and other costs associated with short-term trading in our shares. We may, from time to time, waive the Early Repurchase Deduction in the following circumstances (subject to the conditions described below):

•
repurchases resulting from death or qualifying disability; or
•
in the event that a shareholder’s Class J-4 shares, Class J-5 shares, Class S shares, Class D shares, Class I shares or Class E shares are repurchased because the shareholder has failed to maintain the $500 minimum account balance.

As set forth above, we may waive the Early Repurchase Deduction in respect of repurchase of Class J-4 shares, Class J-5 shares, Class S shares, Class D shares, Class I shares and Class E shares resulting from the death or qualifying disability (as such term is defined in Section 72(m)(7) of the Code) of a shareholder who is a natural person, including such shares held by such shareholder through a trust or an IRA or other retirement or profit-sharing plan, after (i) in the case of death, receiving written notice from the estate of the shareholder, the recipient of such shares through bequest or inheritance, or, in the case of a trust, the trustee of such trust, who shall have the sole ability to request repurchase on behalf of the trust or (ii) in the case of qualified disability, receiving written notice from such shareholder along with a physician’s certification of disability as defined in Section 72(m)(7) of the Code; provided that the condition causing the qualifying disability was not pre-existing on the date that the shareholder became a shareholder. We must receive the written repurchase request within 12 months after the death of the shareholder or the initial determination of the shareholder’s disability in order for the requesting party to rely on any of the special treatment described above that may be afforded in the event of the death or disability of a shareholder. In the case of death, such a written request must be accompanied by a certified copy of the official death certificate of the shareholder. If spouses are joint registered holders of any Class J-4 shares, Class J-5 shares, Class S shares, Class D shares, Class I shares or Class E shares, the request to have such shares repurchased may be made if either of the registered holders dies or acquires a qualified disability. If the shareholder is not a natural person, such as certain trusts or a partnership, corporation or other similar entity, the right to waiver of the Early Repurchase Deduction upon death or disability does not apply.

In addition, Class I shares may be sold to certain feeder vehicles primarily created to hold such shares that in turn offer interests in such feeder vehicles to non-U.S. persons. For such feeder vehicles and similar arrangements in certain markets, the Company may agree not to apply the Early Repurchase Deduction to the feeder vehicles or underlying investors, often because of administrative or systems limitations. Further, the Company will not apply the Early Repurchase Deduction on repurchases of any Class S shares, Class D shares, Class I shares or Class E shares submitted by discretionary model portfolio management programs (and similar arrangements) as approved by the Company.

In the event that we determine to repurchase some but not all of the shares submitted for repurchase during any quarter, shares repurchased at the end of the quarter will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted after the start of the next quarter, or upon the recommencement of the share repurchase plan, as applicable.

We may fund repurchase requests from sources other than cash flow from operations, including, without limitation, the sale of or repayment under our assets, borrowings or offering proceeds (including from sales of our common shares to Fortress Affiliates), and we have no limits on the amounts we may fund from such sources. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in commercial real estate debt, residential loans and assets or other illiquid investments rather than repurchasing our shares is in the best interests of the Company as a whole, we may choose to repurchase fewer shares than have been requested to be repurchased (including relative to the 5% quarterly limit under our share repurchase plan), or none at all. Further, our board of trustees may make exceptions to, modify or suspend our share repurchase plan (including to make exceptions to the repurchase limitations, or repurchase fewer shares than such repurchase limitations) if it deems in its reasonable judgment such action to be in our best interest and the best interest of our shareholders. Our board of trustees cannot terminate our share repurchase plan absent a liquidity event which results in our shareholders receiving cash or securities listed on a national securities exchange or where otherwise required by law.

Notwithstanding anything herein to the contrary, any shares held by the Adviser acquired as payment of the Adviser’s management fee or performance fee will not be subject to the limits of our share repurchase plan, including the Early Repurchase Deduction. Shareholders who are exchanging any class of shares for an equivalent aggregate NAV of another class of shares will not be subject to, and such exchanges will not be treated as repurchases for the calculation of, the 5% quarterly limitation on repurchases and will not be subject to the Early Repurchase Deduction.

The Company had no repurchase requests from June 4, 2024 (Date of Formation) through December 31, 2024.

Recent Sales of Unregistered Securities

As of December 31, 2024, we issued and sold 11,528,148 common shares, consisting of 9,401,238 Class B shares, 975,965 Class R shares, 17,544 Class I shares and 1,133,401 Class E shares. Except as previously reported by the Company on its quarterly report on Form 10-Q and current reports on Form 8-K, the Company did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Annual Report. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under “Cautionary Note Regarding Forward-Looking Statements” and in “Item 1A.-Risk Factors” in this Annual Report.

Overview

Fortress Credit Realty Income Trust is a credit-focused diversified mortgage REIT, which will invest in the senior parts of the capital structure, with a focus on (i) floating rate loans across CRE Debt and (ii) investments in real estate-related assets. We are externally managed by FCR Advisors LLC, our Adviser and an affiliate of Fortress.

The Company is a Maryland statutory trust formed on June 4, 2024 (Date of Formation); however, no activity occurred until August 2, 2024. The Company is a non-listed, perpetual life REIT that has elected to be taxed as a REIT under the Code for U.S. federal income tax purposes commencing with our initial taxable year ended December 31, 2024. The Company generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to shareholders and maintain our qualification as a REIT.

As of December 31, 2024, we have received aggregate proceeds of $230.9 million from the sale of our common shares. The Company has primarily used the net proceeds to make investments in real estate debt and other investments as further described below under “Overall Portfolio.” The Company intends to continue selling common shares on a monthly basis.

Market Conditions and Trends

The Company’s businesses are materially affected by conditions in the financial markets and economic conditions in the United States and, to a lesser extent, elsewhere in the world.

During fiscal year 2024, the persistence of both elevated inflation and interest rates, in conjunction with geopolitical uncertainty (including the conflict between Russia and Ukraine, or the ongoing and developing conflicts in the Middle East, and other developing conflicts), and uncertainty around future capital availability continued to weigh on industry deal activity and market valuations.

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

We are continuing to closely monitor developments related to the macroeconomic factors that have contributed to market volatility, and to assess the impact of these factors on financial markets and on our business. Our future results may be adversely affected by slowdowns in fundraising activity and the pace of capital deployment. It remains difficult to predict the ultimate effects of these events on the financial markets, overall economy, and our financial statements. See “Item 1A. Risk Factors—Risks Related to Our Business and Operations.”

Recent Developments

Since December 31, 2024, and through and including the date hereof, we have (i) originated 16 CRE loans across the United States with an aggregate loan amount and outstanding principal amount of $524.1 million and $477.7 million, respectively, (ii) acquired tax liens on properties located in New Jersey and New York for a combined purchase price of $3.6 million, (iii) contributed $70.9 million to our equity investments in our mortgage servicing rights portfolio subscription agreement, (iv) issued and sold an aggregate of 21,802,668 common shares in our private offering, resulting in proceeds of $438.0 million, (v) entered into repurchase agreements as described below and (vi) and authorized the sale of new common share classes as described below (see “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 12. Subsequent Events” and “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”).

Emerging Growth Company Status

We are and will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the date of an initial public offering pursuant to an effective registration statement under the Securities Act, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our shares less attractive because we may rely on some or all of these exemptions. Also, because we are not a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act, and will not be for so long as our common shares are not traded on a securities exchange, we will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates. Also, because we are not a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act, and will not be for so long as our common shares are not traded on a securities exchange, we will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company.

Fiscal Year 2024 Highlights

Operating Results

We declared monthly net distributions totaling $5.2 million for the fiscal year ended December 31, 2024. The details of our total returns are shown in the following table:

	Class B	Class R	Class J-1	Class J-2	Class J-3	Class J-4	Class J-5	Class S	Class D	Class I	Class E
Inception-to-Date Total Return (1)	3.93%	0.45%	—%	—%	—%	—%	—%	—%	—%	3.82%	3.91%

(1)
Total return is calculated as the change in NAV per share during the respective periods plus any distributions per share declared in the period and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Shares were initially issued for Class E, Class B, Class I and Class R on July 1, 2024, August 1, 2024, September 1, 2024 and December 1, 2024, respectively. Therefore, total return is not annualized. The Company believes total return is a useful measure of the overall investment performance of our shares.

Investment Activity

For the year ended December 31, 2024, we originated the below senior secured CRE loans ($ in thousands):

Location	Property Type	Loan Amount (1)	Outstanding Principal	Fair Value	Interest Rate(2)	Maturity Date	Maximum Maturity(3)
New York	Multifamily	$12,500	$12,188	$12,188	9.13%	8/9/2026	8/9/2027
New York	Multifamily	9,250	8,353	8,353	9.13%	8/9/2026	8/9/2027
New York	Multifamily	3,800	3,525	3,525	9.06%	10/1/2026	10/1/2027
California	Retail	32,910	30,500	30,500	8.59%	9/26/2027	9/26/2029
New York	Multifamily	5,700	5,500	5,500	9.06%	10/1/2026	9/20/2027
Florida	Multifamily	21,780	21,000	21,000	8.29%	10/2/2027	10/2/2029
Louisiana	Multifamily	66,800	66,550	66,550	8.07%	11/1/2026	10/31/2029
Georgia	Retail	28,500	28,500	28,500	9.63%	11/4/2027	11/30/2029
New York	Multifamily	3,600	3,410	3,410	8.39%	12/1/2026	8/9/2027
Texas	Hospitality	27,200	23,725	23,725	9.04%	11/20/2027	11/20/2029
California	Multifamily	11,175	9,550	9,550	8.69%	12/1/2027	12/1/2029
California	Multifamily	12,000	12,000	12,000	8.05%	12/1/2027	12/1/2029
New York	Multifamily	33,750	33,750	33,750	8.11%	11/25/2026	11/25/2028
Oregon	Multifamily	58,000	57,000	57,000	8.24%	1/1/2028	12/1/2030
New York	Multifamily	6,875	6,875	6,875	8.51%	12/9/2025	12/9/2027
New York	Multifamily	7,875	5,750	5,750	8.44%	1/1/2027	1/1/2028
New York	Multifamily	11,400	10,125	10,125	8.15%	12/1/2026	12/19/2027
New York	Mixed-use	9,200	7,950	7,950	8.30%	12/27/2026	12/27/2028
California	Multifamily	25,100	24,150	24,150	8.29%	1/1/2027	1/1/2029
Total		$387,415	$370,401	$370,401
(1)
Loan amount consists of outstanding principal balance plus unfunded loan commitments.
(2)
Represents weighted average interest rate of the most recent interest period in effect for each loan as of period end. As of December 31, 2024, loans earn interest at the one-month term Secured Overnight Financing Rate (“SOFR”) of 4.54% plus a spread and are subject to a rate floor ranging from 2.90% to 6.81%.

(3) Maximum maturity assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are subject to certain conditions as defined in the respective loan agreement.

On August 2, 2024, we entered into a subscription agreement for an equity investment in a conventional mortgage servicing rights portfolio (“MSR”). We have agreed to an aggregate capital commitment of $150.0 million and have funded $9.5 million as of December 31, 2024. The interest in the MSR portfolio represents $621.0 million (unaudited) of unpaid principal balance on residential mortgage loans. The subscription agreement was executed in connection with a joint venture agreement with a third party. Pursuant to the joint venture operating agreement, most major decisions related to the joint venture, including acquisitions thereof, and its assets require the consent of the Company. The Company retains the unilateral right to cause the joint venture to take certain actions, including as to matters related to litigation, servicing and disposition of assets.

On December 20, 2024, we entered into a forward flow relationship with a non-bank lender to purchase newly originated bridge loans secured by mortgages on residential properties. As of December 31, 2024, our portfolio consisted of $2.8 million in residential bridge loans.

For the year ended December 31, 2024, we acquired the below tax lien investments ($ in thousands):

Location	Lien Count	Acquisition Date	Par Value	Fair Value
New Jersey	869	8/30/2024	$16,668	$16,667
Mississippi	691	9/4/2024	3,217	3,458
Colorado	1,000	10/23/2024	7,213	7,797
California	34,995	12/4/2024	36,152	37,655
Illinois	265	12/10/2024	2,484	2,505
Total	37,820		$65,734	$68,082

Capital Activity and Financings

GS Repurchase Facilities

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

Atlas Repurchase Facility

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

JPM Loan Agreement

On November 8, 2024, FCR TL Holdings LLC, an indirect, wholly-owned subsidiary of the Company (the “FCR TL”), as borrower, entered into a Loan and Security Agreement (the “Subsidiary Loan Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “Administrative Agent”), pursuant to which, among other things, the lenders from time to time party thereto agreed to make loans and other financial accommodations available to FCR TL on an uncommitted basis in an aggregate principal amount not to exceed $300 million (the “Subsidiary Loan”). The obligations of FCR TL under the Subsidiary Loan Agreement is secured by substantially all of the assets of FCR TL and certain subsidiaries of FCR TL, which include tax liens, and a pledge of the equity interests of FCR TL held by a wholly-owned subsidiary of the Company. The Subsidiary Loan Agreement also contains various restrictions and covenants applicable to the FCR TL. Subject to the terms and conditions of the Subsidiary Loan Agreement, all amounts outstanding under the Subsidiary Loan Agreement will be due and payable in full on May 8, 2027, or such earlier date upon which the Subsidiary Loan Agreement shall terminate in accordance with the provisions thereof. Capitalized terms used herein and not otherwise defined herein shall have the meaning attributed to such terms in the Subsidiary Loan Agreement.

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

In connection with the Subsidiary Loan Agreement, the Company provided a Limited Guaranty (the “Limited Guaranty”), pursuant to which the Company (i) has agreed to guarantee losses associated with customary non-recourse carve-outs with respect to the Guarantors (as defined in the Limited Guaranty), FCR TL , FCR TL Investors LLC or any Eligible Asset Owner and (ii) agreed to satisfy certain financial covenants as set forth in the Subsidiary Loan Agreement, including minimum net worth and liquidity requirements. The Company is also liable under the Limited Guaranty for costs, expenses, damages and losses actually incurred by the Administrative Agent resulting from customary “bad boy” events pertaining to the Company as described more fully in the Limited Guaranty.

Overall Portfolio

As of December 31, 2024, our portfolio was comprised of the following:

Asset Type	Fair Value	Fair Value as % of Overall Portfolio
Commercial real estate loans	$370,401	82%
Tax liens	68,082	15%
Mortgage servicing rights	9,835	2%
Residential bridge loans	2,750	1%
Total	$451,068	100%

Results of Operations

The following table sets forth the results of our operations for the period from June 4, 2024 (Date of Formation) through December 31, 2024 ($ in thousands, except per share data):

For the period from June 4, 2024 (Date of Formation) through December 31, 2024
Revenues
Interest income	$9,880
Total revenues	9,880

Expenses
Organizational costs	3,243
General and administrative	4,381
Total expenses	7,624

Other income (expense)
Interest expense	(2,299)
Net unrealized gain on investments	306
Other income	1,185
Total other income (expense)	(808)

Net income	1,448
Net income attributable to non-controlling interests	310
Net income attributable to common stockholders	$1,138

Earnings per share amount of common stock — basic and diluted — (Note 7)	$0.25
Weighted-average shares of common stock outstanding — basic and diluted — (Note 7)	4,557

Interest income

Interest Income

For the period from June 4, 2024 (Date of Formation) through December 31, 2024, interest income was $9.9 million, primarily as a result of interest and origination fees earned on real estate related debt.

Other income (expense)

Net unrealized gain on investments

For the period from June 4, 2024 (Date of Formation) through December 31, 2024, net unrealized gain on investments was $0.3 million, primarily as a result of changes in fair value of equity investments.

Other income

For the period from June 4, 2024 (Date of Formation) through December 31, 2024, other income was $1.2 million, primarily as a result of investment income from equity investments and money market interest.

Expenses

Organizational costs

For the period from June 4, 2024 (Date of Formation) through December 31, 2024, organizational costs were $3.2 million. These costs were incurred primarily in conjunction with the Company’s formation.

General and administrative

For the period from June 4, 2024 (Date of Formation) through December 31, 2024, general and administrative costs were $4.4 million, primarily as a result of professional services and operating expenses.

Net Asset Value

EA RESIG, LLC, a subsidiary of Eisner, calculates our NAV per share, which our Adviser subsequently reviews and confirms the calculations in connection therewith, in each case, in accordance with the valuation guidelines that have been approved by our board of trustees. Our total NAV presented in the following tables includes the NAV of our outstanding classes of common shares, which includes Class B, Class R, Class J-1 shares, Class J-2 shares, Class J-3 shares, Class J-4 shares, Class J-5 shares, Class S, Class D, Class I and Class E common shares. The following table provides a breakdown of the major components of our NAV as of December 31, 2024 ($ in thousands):

Components of NAV	Amount
Commercial real estate loan investments	$370,401
Investments in real estate-related assets	80,667
Cash and cash equivalents	83,766
Restricted cash	113,106
Other assets	4,796
Secured debt arrangements	(231,934)
Subscriptions received in advance	(105,063)
Revolving credit facilities	(61,436)
Distribution payable	(2,761)
Accounts payable and accrued expenses	(833)
Due to affiliate	(1,499)
Other liabilities	(9,409)
Non-controlling interests	(8,617)
Net Asset Value	$231,184
Number of outstanding shares (1)	11,528

(1) Includes 1,133,401 shares of common stock held by affiliates of the Adviser that are classified as redeemable common stock.

The following table provides a breakdown of our total NAV and NAV per share by class as of December 31, 2024 ($ in thousands, except per share data):

	NAV	Number of Outstanding Shares	NAV Per Share
Class B	$188,644	9,401	$20.0658
Class R	19,448	976	$19.9270
Class J-1	—	—	—
Class J-2	—	—	—
Class J-3	—	—	—
Class J-4	—	—	—
Class J-5	—	—	—
Class S	—	—	—
Class D	—	—	—
Class I	353	18	$20.1462
Class E(1)	22,739	1,133	$20.0625
Total	$231,184	11,528

(1) Class E shares are classified as redeemable common stock. The ability of the Class E holders to redeem the Class E shares for cash is outside of the Company’s control, therefore, the Company has classified these Class E shares that are held by an affiliate of the Company as redeemable common stock.

The following table reconciles equity per our Consolidated Balance sheet to our NAV ($ in thousands):

December 31, 2024
Stockholder’s equity	$200,656
Redeemable common stock	22,739
Total partners’ capital	223,395
Adjustments:
Accrued organization and offering costs	4,947
Deferred fees	1,129
Accrued shareholder servicing fee	1,713
NAV	$231,184

Distributions

Beginning on August 31, 2024, we declared monthly distributions for each class of our common shares, which are generally paid four days after month-end. The net distribution may vary for each class based on the applicable shareholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the Independent Brokerage Solutions LLC, as dealer manager, for further remittance to the applicable distributor.

The following table details the total net distribution for each of our share classes for the period from June 4, 2024 (Date of Formation) through December 31, 2024:

Record Date	Class B	Class R	Class J-1	Class J-2	Class J-3	Class J-4	Class J-5	Class S	Class D	Class I	Class E
June 30, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
July 31, 2024	—	—	—	—	—	—	—	—	—	—	—
August 31, 2024	0.1000	—	—	—	—	—	—	—	—	—	0.1000
September 30, 2024	0.1000	—	—	—	—	—	—	—	—	0.1000	0.1000
October 31, 2024	0.1338	—	—	—	—	—	—	—	—	0.1338	0.1338
November 30, 2024	0.1338	—	—	—	—	—	—	—	—	0.1338	0.1338
December 31, 2024	0.1352	0.1210	—	—	—	—	—	—	—	0.1352	0.1352
December 31, 2024(1)	0.1055	0.1055	—	—	—	—	—	—	—	0.1055	0.1055
Total	$0.7083	$0.2265	$—	$—	$—	$—	$—	$—	$—	$0.6083	$0.7083

___________________

(1) On December 31, 2024, we declared a special distribution of $0.0155 per share for each share class.

For the period from June 4, 2024 (Date of Formation) through December 31, 2024, we declared net distributions in the amount of $5.2 million. The Company intends for long-term cumulative distributions to be funded primarily from operating cash flows.

The following table details our distributions declared for the period from June 4, 2024 (Date of Formation) through December 31, 2024 ($ in thousands):

	For the period from June 4, 2024 (Date of Formation) through December 31, 2024
	Amount	Percentage
Distributions
Payable in cash	$4,014	77%
Reinvested in shares	1,205	23%
Total distributions	$5,219	100%
Sources of Distributions
Cash flows from operating activities	$5,219	100%
Offering proceeds	—	—%
Total sources of distributions	$5,219	100%
Cash flows from operating activities	$5,610

Liquidity and Capital Resources

Liquidity

We believe we have sufficient liquidity to operate our business, with immediate liquidity comprised of cash and cash equivalents of $83.8 million and available borrowings under our repurchase facilities and revolving credit facility as of December 31, 2024 which may include borrowings secured by our existing portfolio. In addition to our immediate liquidity, we obtain incremental liquidity through the sale of our common shares, from which we generated proceeds of approximately $230.9 million for the period from June 4, 2024 (Date of Formation) through December 31, 2024. In addition, we may incur indebtedness secured by our real estate and real estate debt investments, borrow money through unsecured financings, or incur other forms of indebtedness. We closely monitor our liquidity position and believe that we have sufficient current liquidity and access to additional liquidity to meet our financial obligations for at least the next 12 months.

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

Capital Resources

For the period from June 4, 2024 (Date of Formation) through December 31, 2024, we issued and sold 11,528,148 common shares, consisting of 9,401,238 Class B shares, 975,965 Class R shares, 17,544 Class I shares and 1,133,401 Class E shares to accredited investors in our private offering, amounting to proceeds of $230.9 million as payment for such shares, including shares issued pursuant to our distribution reinvestment plan. During the period from June 4, 2024 (Date of Formation) through December 31, 2024, we did not receive any repurchase requests for our common shares.

As of December 31, 2024, we had received aggregate proceeds of $230.9 million from the issuance and sale of common shares in our private offering. As of December 31, 2024, after giving effect to shares issued pursuant to our distribution reinvestment plan, share transfers, conversions, and redemptions we had an aggregate of 11,528,148 common shares outstanding, consisting of 9,401,238 Class B shares, 975,965 Class R shares, 17,544 Class I shares and 1,133,401 Class E shares.

Cash Flows

Cash flows provided by operating activities were $5.6 million for the period from June 4, 2024 (Date of Formation) through December 31, 2024. The cash flows provided by operating activities were primarily due to interest received of $9.9 million, offset by $4.4 million in general and administrative expenses paid and $1.4 interest paid.

Cash flows used in investing activities of $370.4 million and $111.5 million were used to fund CRE loan investments and real estate related assets, respectively, partially offset by $30.0 million of tax lien repayments.

Cash flows provided by financing activities were $635.1 million for the period from June 4, 2024 (Date of Formation) through December 31, 2024, attributable primarily due to $294.9 million from borrowings under the repurchase agreements and revolving credit facility and $207.6 million from the issuance of our common shares.

Future Cash Requirements

The following table aggregates our contractual obligations and commitments as of December 31, 2024.

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Repurchase agreements and revolving credit facility	$293,370	$—	$293,370	$—	$—
MSR commitments	140,396	—	—	—	140,396
CRE loan commitments	17,014	—	16,014	1,000	—
Residential bridge loans	3,229	3,229	—	—	—
Advanced organizational and offering costs	4,947	412	1,979	1,978	578
Operating expense reimbursement	1,120	226	448	448	—
Total	$460,076	$3,867	$311,811	$3,426	$140,974

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with GAAP involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. The following is a summary of our significant accounting policies that we believe are the most affected by our judgments, estimates, and assumptions. See Note 2 to our consolidated financial statements. See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 2. Summary of Significant Accounting Policies” for further descriptions of the below accounting policies.

Fair Value Option

The guidance in Accounting Standards Codification (“ASC”) 825, Financial Instruments, provides a fair value option election that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets. In the cases of loans and investments in real estate-related assets for which the fair value option is elected, loan origination fees and costs related to the origination or acquisition of the instrument should be immediately recognized in earnings. Unrealized gains and losses on assets for which the fair value option has been elected are also reported in earnings without deferral. This is because under the fair value option, a lender reports the instrument at its exit price (i.e., the price that would be received to sell the instrument in an orderly transaction), which reflects the market’s assessment of the instrument’s cash flows and risks and does not include any entity-specific costs or fees.

As discussed in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 2. Summary of Significant Accounting Policies”, the Company has elected the fair value option for certain eligible financial assets including CRE loans and real estate-related investments.

The decision to elect the fair value option is determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. Assets measured at fair value pursuant to this guidance are required to be reported separately on the Company’s Consolidated Balance Sheets from those instruments using another accounting method.

Recent Accounting Pronouncements

In November of 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments are intended to increase reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. As of December 31, 2024, we have adopted ASU 2023-07. Adoption of the standard has not impacted our financial statements but has resulted in incremental disclosures, which are included within “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 2. Summary of Significant Accounting Policies”.

In November 2024, the FASB issued ASU 2024-03, “Income Statement (Topic 220-40): Reporting Comprehensive Income - Expense Disaggregation Disclosures” (“Topic 220-40”). Topic 220-40 requires the disaggregation of expenses into required categories in disclosures within the footnotes of the financial statements. The FASB identified the required expense categories as: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion and amortization recognized as part of oil- and gas producing activities or other depletion expenses. The guidance is effective for annual periods beginning after December 15, 2026. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. This guidance should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the impact of adopting this new guidance on our financial statement disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of December 31, 2024, we had $370.4 million of floating rate commercial real estate loans and $294.9 million of floating rate outstanding borrowings.

The net interest income sensitivity analysis table presented below shows the estimated impact over a 12-month period of an instantaneous parallel shift in the yield curve, up and down by 100 basis points on our net interest income, assuming no changes in the composition of our commercial real estate loan investment portfolio and our outstanding borrowings in effect as of December 31, 2024. The analysis presented utilized assumptions, models and estimates of our Adviser based on our Adviser’s judgment and experience. Actual results could differ significantly from those estimated in the interest rate sensitivity table.

	At December 31, 2024
Change in Interest Rates	Projected Increase (Decrease) in Net Interest Income	Percentage Change in Projected Net Interest Income
+1.00%	$351,174	2.90%
-1.00%	$1,461,549	12.20%

Certain assumptions have been made in calculating the interest rate risk sensitivities and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The interest rate scenarios assume interest rates at December 31, 2024. Furthermore, while the analysis reflects the estimated impact of interest rate increases and decreases on a static portfolio, we actively manage the size and composition of our investments, which can result in material changes to our interest rate risk in the portfolio.

Credit Spread Risk

Credit spread risk is the risk that interest rate spreads between two different financial instruments will change. In general, U.S. fixed-rate commercial mortgage loans and CMBS are priced based on a spread to U.S. Treasury securities or interest rate swaps. We will generally benefit if credit spreads narrow during the time that we hold a portfolio of mortgage loans, CMBS and/or collateralized loan obligation (“CLO”) investments, and we may experience losses if credit spreads widen during the time that we hold a portfolio of mortgage loans, CMBS and/or CLO investments. We actively monitor our exposure to changes in credit spreads and we may enter into credit total return swaps or take positions in other credit-related derivative instruments to moderate our exposure to losses associated with a widening of credit spreads.

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

In the current macroeconomic environment, certain borrowers may be unable to repay principal upon loan maturity and may be unable to qualify for loan extension. Additionally, if tenants are unable to pay rent to their landlords, property owners may not be able to make payments to their lenders. We maintain regular dialogue with our borrowers and our financing providers to assess this credit risk.

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

In accordance with ASC 820, Fair Value Measurement, we define fair value based on the price that would be received upon sale of an asset or the exit price that would be paid to transfer or settle a liability in an orderly transaction between market participants at the measurement date. We use a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of the three broad levels described below:

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

Valuation of assets and liabilities measured at fair value

We have elected the fair value option for investments in CRE loans and other real estate-related assets as we believe fair value provides a more accurate depiction of these assets’ values.

CRE loans and Residential bridge loans are generally valued using discounted cash flow analyses incorporating discount rates and assumptions regarding the value of collateral (where appropriate). In determining the appropriate discount rate, reference may be made to published credit spreads on assets or securities of similar credit quality and term or recent market transactions in the case of performing loans. The valuation method used requires significant judgment, and therefore generally results in a Level 3 fair value classification.

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

Our equity investment in a conventional mortgage servicing rights portfolio is valued using net asset value. The valuation method used requires significant judgment, and therefore generally results in a Level 3 fair value classification.

Valuation of liabilities not measured at fair value

As of December 31, 2024, our repurchase agreements and revolving credit facility are carried at cost which approximates fair value. Fair value of our indebtedness is estimated by modeling the cash flows required by our debt agreements and discounting them back to the present value using an estimated market yield. The inputs used in determining the fair value of our indebtedness are considered Level 3.

Liquidity Risk

Market disruptions may lead to a significant decline in transaction activity in all or a significant portion of the asset classes in which we intend to invest and may at the same time lead to a significant contraction in short-term and long-term debt and equity funding sources. A decline in liquidity of real estate and real estate-related investments, as well as a lack of availability of observable transaction data and inputs, may make it more difficult to sell our investments or determine their fair values. As a result, we may be unable to sell investments, or only be able to sell investments at a price that may be materially different from the fair values presented. Also, in such conditions, there is no guarantee that the Company’s borrowing arrangements or other arrangements for obtaining leverage will continue to be available or, if available, will be available on terms and conditions acceptable to us. In addition, a decline in market value of our assets may have particular adverse consequences in instances where we borrowed money based on the fair value of our assets. A decrease in the market value of our assets may result in the lender requiring us to post additional collateral or otherwise sell assets at a time when it may not be in our best interest to do so. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in this Annual Report for further information about our liquidity and capital resource management.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Fortress Credit Realty Income Trust

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fortress Credit Realty Income Trust and subsidiaries (the “Company”) as of December 31, 2024 and July 16, 2024, the related consolidated statements of operations, changes in equity, and cash flows, for the period from June 4, 2024 (“Date of Formation”) through December 31, 2024, and the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and July 16, 2024, and the results of its operations and its cash flows for the period from June 4, 2024 (“Date of Formation”) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, New York
March 28, 2025

We have served as the Company’s auditor since 2024.

Fortress Credit Realty Income Trust

Consolidated Balance Sheets

(in thousands, except per share data)

	As of	As of
Assets	December 31, 2024	July 16, 2024
Commercial real estate loan investments, at fair value	$370,401	$—
Investments in real estate-related assets, at fair value	80,667	—
Cash and cash equivalents	83,766	50
Restricted cash	113,106	—
Other assets	4,796	—
Total assets	652,736	$50
Liabilities and Equity
Liabilities
Repurchase facilities payable, net	$231,934	$—
Revolving credit facility, net	61,436	—
Subscriptions received in advance	105,063	—
Due to affiliate	7,121	—
Lender reserves	9,383	—
Accounts payable and accrued expenses	1,313	—
Distribution payable	2,761	—
Other liabilities	1,713	—
Total liabilities	$420,724	$—

Commitments and contingencies (Note 10)
Redeemable common stock (see Note 6)	22,739	$—

Equity
Common stock - Class B shares, $0.01 par value per share, 9,401 and 0 shares issued and outstanding as of December 31, 2024 and July 16, 2024, respectively	94	—
Common stock - Class R shares, $0.01 par value per share, 976 and 0 shares issued and outstanding as of December 31, 2024 and July 16, 2024, respectively	10	—
Common stock - Class I shares, $0.01 par value per share, 18 and 0 shares issued and outstanding as of December 31, 2024 and July 16, 2024, respectively	—	—
Additional paid-in capital	204,633	50
Accumulated deficit	(4,081)	—
Total stockholders’ equity	200,656	50
Non-controlling interests	8,617	—
Total equity	209,273	50
Total liabilities and equity	$652,736	$50

See accompanying notes to the consolidated financial statements.

Fortress Credit Realty Income Trust

Consolidated Statement of Operations

(in thousands, except per share data)

For the period from June 4, 2024 (Date of Formation) through December 31, 2024
Revenues
Interest income	$9,880
Total revenues	9,880

Expenses
Organizational costs	3,243
General and administrative	4,381
Total expenses	7,624

Other income (expense)
Interest expense	(2,299)
Net unrealized gain on investments	306
Other income	1,185
Total other income (expense)	(808)

Net income	1,448
Net income attributable to non-controlling interests	310
Net income attributable to common stockholders	$1,138

Earnings per share amount of common stock — basic and diluted — (Note 7)	$0.25
Weighted-average shares of common stock outstanding — basic and diluted — (Note 7)	4,557

See accompanying notes to the consolidated financial statements.

Fortress Credit Realty Income Trust

Consolidated Statement of Changes in Equity

(in thousands)

	For the period from June 4, 2024 (Date of Formation) through December 31, 2024
	Par Value
	Class B	Class R	Class I	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at June 4, 2024 (Date of Formation)	$—	$—	$—	$—	$—	$—	$—	$—
Common stock issued	91	10	3	205,813	—	205,917	—	205,917
Offering costs	—	—	—	(1,704)	—	(1,704)	—	(1,704)
Distribution reinvestment	—	—	—	559	—	559	—	559
Share class exchange	3	—	(3)	—	—	—	—	—
Net income	—	—	—	—	1,138	1,138	310	1,448
Distributions declared on common stock ($0.7083 gross per share)	—	—	—	—	(5,219)	(5,219)	—	(5,219)
Contributions of non-controlling interests	—	—	—	—	—	—	16,522	16,522
Distributions to non-controlling interests	—	—	—	—	—	—	(8,215)	(8,215)
Allocation to redeemable common shares	—	—	—	(35)	—	(35)	—	(35)
Balance as of December 31, 2024	$94	$10	$—	$204,633	$(4,081)	$200,656	$8,617	$209,273

See accompanying notes to the consolidated financial statements.

Fortress Credit Realty Income Trust

Consolidated Statement of Cash Flows

(in thousands)

For the period from June 4, 2024 (Date of Formation) through December 31, 2024
Cash flows from operating activities:
Net income	$1,448
Adjustments to reconcile net income to net cash provided by operating activities:
Organizational costs	3,243
Amortization of deferred financing costs	60
Net unrealized gain on investments	(306)
Changes in assets and liabilities:
Increase in other assets	(2,323)
Increase in other liabilities	3,488
Net cash provided by operating activities	5,610

Cash flows from investing activities:
Originations and fundings of commercial real estate loans	(370,401)
Fundings of other real estate-related investments	(111,488)
Proceeds received from other real-estate related investments	29,958
Change in lender reserves	8,079
Net cash used in investing activities	(443,852)

Cash flows from financing activities:
Borrowings under repurchase agreements	233,285
Borrowings under revolving credit facility	61,591
Proceeds from issuance of common stock	207,630
Proceeds from issuance of redeemable common stock	22,685
Payments of deferred financing costs	(1,567)
Subscriptions received in advance	105,063
Payment of distributions to common stock	(1,880)
Contributions from non-controlling interests	16,522
Distributions to non-controlling interests	(8,215)
Net cash provided by financing activities	635,114
Net change in cash, cash equivalents and restricted cash	196,872

Cash, cash equivalents and restricted cash, beginning of period	—
Cash, cash equivalents and restricted cash, end of period	$196,872

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$83,766
Restricted cash	113,106
Total cash, cash equivalents and restricted cash	$196,872

Supplemental disclosures:
Cash paid for interest	$1,355

Non-cash investing and financing activities:
Accrued distributions	$2,761
Advanced offering costs due to affiliate	$1,704
Distribution reinvestment	$578
Share class exchange	$3
Accrued stockholders servicing fee	$1,713
Allocation to redeemable common shares	$35

See accompanying notes to the consolidated financial statements.

Fortress Credit Realty Income Trust

Notes to Consolidated Financial Statements

1. Organization and Business Purpose

Fortress Credit Realty Income Trust (“FCR” or the “Company”) was formed on June 4, 2024 (“Date of Formation”) as a Maryland statutory trust and qualifies to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2024. The Company is managed by FCR Advisors, LLC, a Delaware limited liability company (the “Adviser”), an affiliate of the Company’s sponsor, Fortress Investment Group LLC, a Delaware limited liability company (“Fortress”).

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

The Company is authorized to issue an unlimited number of common shares of beneficial interests, par value $0.01 per share. Initially, the Company plans to offer up to $300 million in Class B shares in its primary offering (the “Initial Offering”), and up to $50 million in Class R shares, not including any shares issued pursuant to its distribution reinvestment plan or any Class E shares purchased by Fortress or employees, officers or directors of Fortress or its affiliates (including eligible family members). The share classes have different upfront selling commissions, dealer manager fees ongoing shareholder servicing fees, management fees, and performance participation allocation. The Company initiated an offering of its shares through a continuous private placement offering under Regulation D of the Securities Act of 1933, as amended. The purchase price per share for each class of our common shares will vary and will generally equal the Company’s prior month’s net asset value (“NAV”) per share, as calculated monthly.

2. Summary of Significant Accounting Policies

The Company believes the following significant accounting policies, among others, affect its more significant estimates and assumptions used in the preparation of the consolidated financial statements.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and the Company's subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results may ultimately differ materially from those estimates.

Fair Value Option

The Company has elected the fair value option for certain eligible financial assets including commercial real estate loan investments and investments in real estate-related assets. These financial assets for which the Company has elected the fair value option are recorded in commercial real estate loan investments, at fair value and investments in real estate-related assets, at fair value on the Consolidated Balance Sheets.

The decision to elect the fair value option is determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. Assets measured at fair value pursuant to this guidance are required to be reported separately on the Company’s Consolidated Balance Sheets from those instruments using another accounting method.

The Company’s fair value option elections will be made in accordance with the guidance in ASC 825, Financial Instruments, that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets. In the cases of loans and securities investments for which the fair value option is elected, loan origination fees and costs related to the origination or acquisition of the instrument should be immediately recognized in earnings on the Consolidated Statement of Operations within other income. Unrealized gains and losses on assets for which the fair value option has been elected are also reported in earnings without deferral. This is because under the fair value option, a lender reports the instrument at its exit price (i.e., the price that would be received to sell the instrument in an orderly transaction), which reflects the market’s assessment of the instrument’s cash flows and risks and does not include any entity-specific costs or fees.

The Company estimates fair value based on the best information available as of the date of the valuation. Should market conditions deteriorate, or should the Company’s assumptions change, further valuation adjustments may be required in future periods, and such adjustments could be material to the financial performance and cash flows of the Company.

Commercial Real Estate Loan Investments

CRE loan investments structured as senior loans are secured by the borrower’s interest in underlying real estate and are recorded at fair value. Changes in the fair value are recorded as net unrealized gain on investments in the Company’s Consolidated Statement of Operations.

Investments in Real Estate-Related Assets

Mortgage Servicing Rights

The Company has entered into a subscription agreement for an investment in a conventional mortgage servicing rights portfolio (“MSR”) and has agreed to purchase up to an aggregate of $150.0 million subscriptions. The subscription agreement was executed in connection with a joint venture agreement with a third party. Pursuant to the joint venture operating agreement, most major decisions related to the joint venture, including acquisitions thereof, and its assets require the consent of the Company. The Company also retains the unilateral right to cause the joint venture to take certain actions, including as to matters related to litigation, servicing and disposition of assets. The equity investments are recorded at fair value. Changes in the fair value are recorded as net unrealized gain on investments in the Company’s Consolidated Statement of Operations.

Residential Bridge Loans

The Company has entered into a forward flow relationship with a non-bank lender to purchase newly originated bridge loans secured by mortgages on residential properties. Upon purchase of residential bridge loans, the principal balance is recorded on the Consolidated Balance Sheets at fair value. Changes in the fair value are recorded as net unrealized gain on investments in the Company’s Consolidated Statement of Operations.

Tax Lien Investments

Tax lien investments are legal claims against a residential or commercial property of an individual that fails to pay property taxes owed to the local government. When the lien is issued, a certificate evidences the amount owed on the property plus interest and penalties due. The Company records bid deposits as a component of other assets on the Consolidated Balance Sheets, which are refunded by the municipality if the Company does not win the bid. As of December 31, 2024, the Company recorded $0.4 million of bid deposits as a component of other assets on the Consolidated Balance Sheets. If the Company is subsequently awarded the lien certificate, the principal balance and accrued interest are recorded on the Consolidated Balance Sheets at fair value. Changes in the fair value are recorded as net unrealized gain on investments in the Company’s Consolidated Statement of Operations.

Repurchase Agreements

The Company may finance CRE loan investments using a repurchase agreement and secure these financing transactions with the CRE loan investments. The repurchase agreements are, therefore, treated as collateralized financing transactions and recorded at par value in the Consolidated Balance Sheets and corresponding interest income and expense are reported on a gross basis in the Consolidated Statement of Operations.

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

Valuation of assets and liabilities measured at fair value

The Company has elected the fair value option for investments in CRE loans and other real estate-related assets as the Company believes fair value provides a more accurate depiction of these assets’ values.

CRE loans and Residential bridge loans are generally valued using discounted cash flow analyses incorporating discount rates and assumptions regarding the value of collateral (where appropriate). In determining the appropriate discount rate, reference may be made to published credit spreads on assets or securities of similar credit quality and term or recent market transactions in the case of performing loans. The valuation method used requires significant judgment, and therefore generally results in a Level 3 fair value classification.

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

The Company’s equity investment in a conventional mortgage servicing rights portfolio is valued using net asset value. The valuation method used requires significant judgment, and therefore generally results in a Level 3 fair value classification.

Valuation of liabilities not measured at fair value

As of December 31, 2024, the Company’s repurchase agreements and revolving credit facility are carried at cost which approximates fair value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an estimated market yield. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.

Cash and Cash Equivalents

The Company held $83.8 million of cash and cash equivalents as of December 31, 2024, which represents cash on hand, cash held in banks and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk.

Restricted Cash

As of December 31, 2024, restricted cash consists primarily of $105.1 million of cash received for subscriptions prior to the date in which the subscriptions are effective, which is held in a bank account controlled by the Company’s transfer agent but in the name of the Company. Other restricted cash of $8.0 million consists of amounts reserved to service loan interests due to the Company.

Deferred Charges

The Company’s deferred charges include financing costs for legal and other loan costs incurred by the Company for its financing agreements. In accordance with ASC 835, Interest, the Company records deferred financing costs as a reduction of the related liability on the Consolidated Balance Sheets and amortizes using the straight-line method, which approximates the effective interest method, over the term of the applicable financing agreements.

Lender Reserves

As of December 31, 2024, the Company had $9.4 million in obligations related to lender reserves. Lender reserves represent interest, tax and insurance on commercial real estate loans held by the Company on behalf of the borrower and are presented on the Consolidated Balance Sheets as a liability.

Revenue Recognition

Interest income on loans and financial instruments is accrued based on the outstanding principal amount and contractual terms of the instrument. Origination fees are recorded directly in income in the Consolidated Statement of Operations within interest income and are not deferred.

Redeemable Common Stock

The Company classifies common shares held by an affiliate of the Company as redeemable common stock on the Consolidated Balance Sheets at redemption value. Redemption value is determined based on the Company’s NAV per share of the applicable share class as of the reporting date. Changes in the fair value of redeemable common stock are recorded to additional paid-in capital.

Income Taxes

The Company has elected to be taxed as a REIT under the Code, commencing with its taxable year ended December 31, 2024. The Company’s qualification as a REIT will depend upon its ability to meet, on a continuing basis, through actual investment and operating results, various complex requirements under the Code relating to, among other things, the sources of the Company’s gross income, the composition and value of the Company’s assets, the Company’s distribution levels and the diversity of ownership of the Company’s capital shares. The Company believes that it is organized in conformity with the requirements for qualification as a REIT under the Code and that its manner of operation enables the Company to meet the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with the Company’s taxable year ended December 31, 2024.

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

Organization and Offering Expense Reimbursement

The Adviser has agreed to advance all of the Company’s organization and offering expenses on the Company’s behalf (including legal, accounting (including NAV calculation), printing, mailing, subscription processing and filing fees and offering expenses, including costs associated with technology integration between the Company’s systems and those of the Company’s participating broker-dealers, due diligence expenses of participating broker-dealers supported by itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating broker-dealers, reimbursements for customary travel, lodging and meals, and fees, expenses and taxes related to the filing, registration and qualification of the Company’s shares or the sale thereof under federal and state laws, but excluding ongoing servicing fees) through August 1, 2025, the first anniversary of the initial closing of the Company’s private offering. The Company will reimburse the Adviser for all such advanced expenses ratably over the 60 months following August 1, 2025. For purposes of calculating our NAV, the organization and offering expenses paid by the Adviser on the Company’s behalf through such date will not be deducted as an expense until reimbursed by the Company. After August 1, 2025, we will reimburse the Adviser for any organization and offering expenses associated with our private offering that it incurs on our behalf as and when incurred. The Adviser may elect to receive all or a portion of any such reimbursements in the form of cash or Class E shares. To the extent that the Adviser elects to receive any portion of these reimbursements in Class E shares, the Company may repurchase such Class E shares from the Adviser at a later date and such repurchases of Class E shares will not be subject to the repurchase limits of the Company’s share repurchase plan or any Early Repurchase Deduction.

Earnings Per Share

Basic earnings/(loss) per share of common shares is determined by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings/(loss) per share is computed by dividing net earnings/(loss) attributable to shareholders for the period by the weighted average number of common shares and common share equivalents outstanding (unless their effect is antidilutive) for the period. There are no common share equivalents outstanding during the period presented that would have a dilutive effect as a result of the net earnings/(loss), and accordingly, the weighted average number of common shares outstanding is identical for both basic and diluted shares.

Share-Based Compensation

Each of the trustees who are not affiliated with the Adviser or Fortress will receive $100,000 of Class E shares for services provided annually. The Company accounts for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation and recognizes compensation expense based on the fair value of the award on the date of grant. The award of common shares will vest immediately upon issuance. See “Note 6 – Equity and Non-Controlling Interests” for additional information regarding share-based compensation.

Segment Reporting

The Company operates and reports its business as a single reportable segment, which includes originating, acquiring, managing and investing in CRE Debt and other real-estate related assets. The Company’s chief operating decision maker (“CODM”) is the Co-Chief Executive Officers. The CODM makes key operating decisions, evaluates financial results, and allocates resources at the consolidated level for the entire portfolio based on consolidated revenues, expenses, and net income as reported on the Consolidated Statement of Operations. Accordingly, the Company has a single operating and reportable segment and the CODM evaluates profitability using net income. Net income is used by the CODM in assessing the operating performance of the segment. All expense categories on the Consolidated Statement of Operations are significant and there are no significant segment expenses that require disclosure.

Recently Adopted Accounting Pronouncements

In November of 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments are intended to increase reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company has adopted ASU 2023-07. Adoption of the standard has not impacted the Company’s consolidated financial statements but has resulted in incremental disclosures, which are included within Note 2 above.

In November 2024, the FASB issued ASU 2024-03, “Income Statement (Topic 220-40): Reporting Comprehensive Income - Expense Disaggregation Disclosures” (“Topic 220-40”). Topic 220-40 requires the disaggregation of expenses into required categories in disclosures within the footnotes of the financial statements. The FASB identified the required expense categories as: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion and amortization recognized as part of oil- and gas producing activities or other depletion expenses. The guidance is effective for annual periods beginning after December 15, 2026. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. This guidance should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the impact of adopting this new guidance on its financial statement disclosures.

3. Commercial Real Estate Loan Investments

As of December 31, 2024, the Company held the following 19 investments in senior secured CRE loans ($ in thousands):

Location	Property Type	Loan Amount (1)	Outstanding Principal	Fair Value	Interest Rate(2)	Maturity Date	Maximum Maturity(3)
New York	Multifamily	$12,500	$12,188	$12,188	9.13%	8/9/2026	8/9/2027
New York	Multifamily	9,250	8,353	8,353	9.13%	8/9/2026	8/9/2027
New York	Multifamily	3,800	3,525	3,525	9.06%	10/1/2026	10/1/2027
California	Retail	32,910	30,500	30,500	8.59%	9/26/2027	9/26/2029
New York	Multifamily	5,700	5,500	5,500	9.06%	10/1/2026	9/20/2027
Florida	Multifamily	21,780	21,000	21,000	8.29%	10/2/2027	10/2/2029
Louisiana	Multifamily	66,800	66,550	66,550	8.07%	11/1/2026	10/31/2029
Georgia	Retail	28,500	28,500	28,500	9.63%	11/4/2027	11/30/2029
New York	Multifamily	3,600	3,410	3,410	8.39%	12/1/2026	8/9/2027
Texas	Hospitality	27,200	23,725	23,725	9.04%	11/20/2027	11/20/2029
California	Multifamily	11,175	9,550	9,550	8.69%	12/1/2027	12/1/2029
California	Multifamily	12,000	12,000	12,000	8.05%	12/1/2027	12/1/2029
New York	Multifamily	33,750	33,750	33,750	8.11%	11/25/2026	11/25/2028
Oregon	Multifamily	58,000	57,000	57,000	8.24%	1/1/2028	12/1/2030
New York	Multifamily	6,875	6,875	6,875	8.51%	12/9/2025	12/9/2027
New York	Multifamily	7,875	5,750	5,750	8.44%	1/1/2027	1/1/2028
New York	Multifamily	11,400	10,125	10,125	8.15%	12/1/2026	12/19/2027
New York	Mixed-use	9,200	7,950	7,950	8.30%	12/27/2026	12/27/2028
California	Multifamily	25,100	24,150	24,150	8.29%	1/1/2027	1/1/2029
Total		$387,415	$370,401	$370,401

(1)
Loan amount consists of outstanding principal balance plus unfunded loan commitments.
(2)
Represents weighted average interest rate of the most recent interest period in effect for each loan as of period end. As of December 31, 2024, loans earn interest at the one-month term Secured Overnight Financing Rate (“SOFR”) of 4.54% plus a spread and are subject to a rate floor ranging from 3.52% to 5.10%. Payment terms for all loans are interest only with principal due at maturity.
(3)
Maximum maturity assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are subject to certain conditions as defined in the respective loan agreement.

The weighted average loan-to-value ratio, a metric utilized in the fair value measurement of the Company’s commercial real estate loan investments, for the Company’s loan investments was approximately 70.63% as of December 31, 2024.

4. Investments in Real Estate-Related Assets

Mortgage Servicing Rights

As of December 31, 2024, the Company’s equity interest in a MSR portfolio was $9.5 million. The interest in the MSR portfolio represents $621.0 million (unaudited) of unpaid principal balance on residential mortgage loans.

Residential Bridge Loans

The following table details the Company’s investment in residential bridge loans as of December 31, 2024 ($ in thousands):

Number of Loans	Loan Amount(1)	Outstanding Principal	Interest Rate	Maximum Maturity Date(2)
3	$5,979	$2,750	10.00%	8/19/2025

(1)
Loan amount consists of outstanding principal balance plus unfunded loan commitments.

(2)
Maximum maturity date assumes all extension options are exercised.

Tax Lien Investments

As of December 31, 2024, the Company held the following tax lien investments ($ in thousands):

Location	Lien Count	Acquisition Date	Par Value	Fair Value
New Jersey	869	8/30/2024	$16,668	$16,667
Mississippi	691	9/4/2024	3,217	3,458
Colorado	1,000	10/23/2024	7,213	7,797
California	34,995	12/4/2024	36,152	37,655
Illinois	265	12/10/2024	2,484	2,505
Total	37,820		$65,734	$68,082

5. Borrowings

GS Repurchase Facilities

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

Advances under the GS Repurchase Agreements accrue interest at an annual rate equal to Term SOFR for a one-month period plus a margin as agreed upon by Goldman Sachs and the GS Sellers for each transaction. The termination date of the GS Repurchase Agreements is August 16, 2027, as such date may be extended with availability for new transactions pursuant to a one-year extension option and as such date may be further extended without availability for new transactions for an amortization extension period of up to one additional year, subject to satisfaction of certain customary conditions in accordance with the GS Repurchase Agreements.

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

Atlas Repurchase Facility

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

JPM Loan Agreement

On November 8, 2024, FCR TL Holdings LLC, an indirect, wholly-owned subsidiary of the Company (the “FCR TL”), as borrower, entered into a Loan and Security Agreement (the “Subsidiary Loan Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “Administrative Agent”), pursuant to which, among other things, the lenders from time to time party thereto agreed to make loans and other financial accommodations available to FCR TL on an uncommitted basis in an aggregate principal amount not to exceed $300 million (the “Subsidiary Loan”). The obligations of FCR TL under the Subsidiary Loan Agreement is secured by substantially all of the assets of FCR TL and certain subsidiaries of FCR TL, which include tax liens, and a pledge of the equity interests of FCR TL held by a wholly-owned subsidiary of the Company. The Subsidiary Loan Agreement also contains various restrictions and covenants applicable to the FCR TL. Subject to the terms and conditions of the Subsidiary Loan Agreement, all amounts outstanding under the Subsidiary Loan Agreement will be due and payable in full on May 8, 2027, or such earlier date upon which the Subsidiary Loan Agreement shall terminate in accordance with the provisions thereof. Capitalized terms used herein and not otherwise defined herein shall have the meaning attributed to such terms in the Subsidiary Loan Agreement.

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

In connection with the Subsidiary Loan Agreement, the Company provided a Limited Guaranty (the “Limited Guaranty”), pursuant to which the Company (i) has agreed to guarantee losses associated with customary non-recourse carve-outs with respect to the Guarantors (as defined in the Limited Guaranty), FCR TL , FCR TL Investors LLC or any Eligible Asset Owner and (ii) agreed to satisfy certain financial covenants as set forth in the Subsidiary Loan Agreement, including minimum net worth and liquidity requirements. The Company is also liable under the Limited Guaranty for costs, expenses, damages and losses actually incurred by the Administrative Agent resulting from customary “bad boy” events pertaining to the Company as described more fully in the Limited Guaranty.

The table below summarizes the Company’s repurchase facilities and revolving credit facility borrowings as of December 31, 2024 ($ in thousands):

	Amount Outstanding	Maximum Facility Size	Weighted Average Interest Rate	Maturity Date
Repurchase Facilities:
GS Seller I Repurchase Facility	$159,146	$439,887	6.71%	8/16/2027
GS Seller II Repurchase Facility	25,605	25,605	6.37%	8/16/2027
GS Seller III Repurchase Facility	34,508	34,508	6.72%	8/16/2027
Atlas Repurchase Facility	14,027	200,000	7.10%	10/11/2027
Total Repurchase Facilities	233,286	700,000
Deferred Financing Costs, net	(1,352)
Total Repurchase Facilities, net	231,934
Revolving Credit Facility:
JPM Revolving Credit facility	61,591	179,061	6.50%	5/8/2027
Deferred Financing Costs, net	(155)
Revolving Credit Facility, net	61,436
Total	$293,370	$879,061

The table below shows the aggregate amount of maturities of our outstanding borrowings over the next five years and thereafter as of December 31, 2024:

Year	Repurchase Facilities	Revolving Credit Facility
$ in thousands
2025	$—	$—
2026	—	—
2027	233,286	61,591
2028	—	—
2029	—	—
Thereafter	—	—
Total	$233,286	$61,591

The Company is subject to various financial and operational covenants under the repurchase facilities and revolving credit facility. These covenants require the Company to maintain certain financial ratios, which include leverage and fixed charge coverage, among others. As of December 31, 2024, the Company was in compliance with all of its loan covenants.

6. Equity and Non-Controlling Interests

Authorized Capital

As of December 31, 2024, the Company had the authority to issue an unlimited number of preferred shares and 11 classes of common shares including Class B, Class R, Class J-1, Class J-2, Class J-3, Class J-4, Class J-5, Class S, Class D, Class I and Class E. Class E shares are classified as redeemable common stock on the Company’s Consolidated Balance Sheets. Each class of common shares and preferred shares has a par value of $0.01. The Company’s board of trustees has the ability to establish the preferences and rights of each class or series of preferred shares, without shareholder approval, and as such, it may afford the holders of any series or class of preferred shares preferences, powers and rights senior to the rights of holders of common shares. The differences among the common share classes relate to ongoing servicing fees, management fees, performance participation allocation and share repurchase rights. Other than differences in fees and repurchase rights, each class of common shares has the same economic and voting rights.

Common Shares

For the period from June 4, 2024 (Date of Formation) through December 31, 2024, the below tables detail the movement in the Company’s outstanding common shares (in thousands):

	For the period from June 4, 2024 (Date of Formation) through December 31, 2024
	Class B	Class R	Class I	Class E	Total
June 4, 2024 (Date of Formation)	—	—	—	—	—
Common shares issued	9,123	976	268	1,132	11,499
Distribution reinvestment	28	—	—	1	29
Class transfers	250	—	(250)	—	—
Common shares repurchased	—	—	—	—	—
December 31, 2024	9,401	976	18	1,133	11,528

Redeemable Common Stock

Affiliates of the Adviser hold Class E shares of the Company. See Note 9 - Related Party Transactions for further details on related party share ownership. The ability of the Class E holders to redeem the Class E shares for cash is outside of the Company’s control, therefore, the Company has classified these Class E shares that are held by affiliates of the Company as redeemable common stock outside of equity on the Company’s Consolidated Balance Sheets. The Company received proceeds from the issuance of redeemable common stock of $22.7 million for the period from June 4, 2024 (Date of Formation)

through December 31, 2024. As of December 31, 2024, the Company has 1,113,401 redeemable common shares issued and outstanding.

The redeemable common shares are recorded at the greater of (i) their issuance amount, or (ii) their redemption value, which is equivalent to the fair value of the shares at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment of $35,019 million during the period from June 4, 2024 (Date of Formation) through December 31, 2024.

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

The Company had no repurchase requests from June 4, 2024 (Date of Formation) through December 31, 2024.

Distributions

The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income in accordance with GAAP, to its shareholders each year to comply with the REIT provisions of the Code. Each class of common shares receive the same gross distribution per share during the period.

For the period from June 4, 2024 (Date of Formation) through December 31, 2024, the aggregate distributions declared for each applicable class of common shares are below:

	For the period from June 4, 2024 (Date of Formation) through December 31, 2024
	Class B	Class R(1)	Class I(1)	Class E
Aggregate gross distributions declared per share of common shares	$0.7083	$0.2265	$0.6083	$0.7083

(1)
Shares were outstanding for a portion of the period from June 4, 2024 (Date of Formation) through December 31, 2024.

Non-controlling Interests

As of December 31, 2024, the Company had two entities with non-controlling interests which the Company consolidates. As of December 31, 2024, total equity of the joint ventures was $61.1 million, of which the Company owned $52.5 million and the remaining $8.6 million was allocated to non-controlling interests.

Share Based Compensation

The Company accrued $0.2 million of non-cash compensation expense as of December 31, 2024.

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

For the period from June 4, 2024 (Date of Formation) through December 31, 2024, net earnings (loss) per common share is computed as below ($ in thousands, except per share data):

(in thousands, except per share data)	From June 4, 2024 (Date of Formation) through December 31, 2024
Net income	$1,138
Weighted average number of common shares outstanding	4,557
Earnings per common share — basic and diluted	$0.25

8. Fair Value of Financial Instruments

The following table presents the Company’s investment assets carried at fair value on a recurring basis on the Consolidated Balance Sheets by their level in the fair value hierarchy ($ in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3
Financial Assets:
Commercial real estate loan investments	$—	$—	$370,401

Investments in real estate-related assets:
Mortgage servicing rights	—	—	9,835
Residential bridge loans	—	—	2,750
Tax liens	—	—	68,082
Total	$—	$—	$451,068

The following table summarizes changes in investments during the period from June 4, 2024 (Date of Formation) through December 31, 2024 ($ in thousands):

	For the period from June 4, 2024 (Date of Formation) through December 31, 2024
	Commercial Real Estate Loan Investments	Equity Investments	Residential Bridge Loans	Tax Liens
Beginning balance	$—	$—	$—	$—
Loan originations and fundings	370,401	9,604	2,750	97,965
Repayments	—	—	—	(29,883)
Return of capital	—	(75)	—	—
Net unrealized gain on investments	—	306	—	—
Ending balance	$370,401	$9,835	$2,750	$68,082

The key unobservable inputs used in determining the fair value of the Company’s investments as of December 31, 2024 were as follows:

Level 3 Asset Category	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs	Impact to Valuation from an Increase in Input
Commercial real estate loan investments	$370,401	Discounted cash flow	Discount rate	5.44% - 9.78%	Decrease
Investments in real estate-related assets:
Mortgage servicing rights	$9,835	NAV	NAV	$9,835	Increase
Residential bridge loans	$2,750	Discounted cash flow	Discount rate	10.00%	Decrease
Tax liens	$68,082	Yield analysis	Yield	7.72% - 19.92%	Increase

9. Related Party Transactions

Due to Affiliates

The Adviser has agreed to advance organization and offering costs on behalf of the Company (including legal, accounting and other expenses attributable to the organization, but excluding ongoing servicing fees) through August 1, 2025, the first anniversary of the initial closing of the Company’s private offering. The Company will reimburse the Adviser for all such advanced expenses ratably over the 60-month period following August 1, 2025. Any amount due to the Adviser but not paid will be recognized as a liability on the Consolidated Balance Sheets. As of December 31, 2024, the Adviser has incurred organization and offering expenses on the Company’s behalf of $4.9 million and are recorded as a component of due to affiliate on the Company’s Consolidated Balance Sheets.

The Adviser has agreed to advance certain operating costs, including debt issuance costs and general and administrative expenses, incurred through December 31, 2024. The Company will reimburse the Adviser for all such advanced operating expenses ratably over the 60 months following such date. As of December 31, 2024, the Adviser had incurred operating expenses, including general and administrative expenses of $1.9 million on behalf of the Company, that are recorded as a component of due to affiliates on the Consolidated Balance Sheets. Additionally, approximately $0.3 million was payable to the Board of Trustees related to compensation expense at December 31, 2024,. After December 31, 2024, the Company will reimburse the Adviser for the use of accounting, information technology and operational services, software or other assets utilized to provide such services to the Company based on an allocation by the Adviser when incurred.

Management Fee

As compensation for its services provided pursuant to the management agreement, the Adviser, for Class S shares, Class D shares and Class I shares, will be paid a management fee of 1.25% of NAV per annum payable monthly, and for Class B shares, Class R shares and Class E shares, a management fee of 1.00% of NAV per annum payable monthly. The management fee paid in respect of any Class B shares or Class R shares that are purchased by a shareholder until March 31, 2025 will be waived. The Adviser agreed to waive the management fee in respect of any Class E shares issued for so long as the Company qualifies as a “publicly offered REIT.” As of December 31, 2024, the Company has not incurred any management fees.

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

For purposes of calculating the performance fee, “Core Earnings” means: the net income (loss) attributable to shareholders of Class S shares, Class D shares and Class I shares, computed in accordance with GAAP, including realized gains (losses) not otherwise included in GAAP net income (loss) and excluding (i) non-cash equity compensation expense, (ii) the performance fee, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, (v) one-time events pursuant to changes in GAAP, and (vi) certain non-cash adjustments and certain material non-cash income or expense items, in each case after discussions between the Adviser and the Company’s independent trustees and approved by a majority of the Company’s independent trustees. As of December 31, 2024, the Company has not incurred any performance fees.

Related Party Share Ownership

As of December 31, 2024, FIG LLC owns 998,345 Class E shares for an aggregate purchase price of $20.0 million.

10. Commitments and Contingencies

Commitments and contingencies may arise in the ordinary course of business. As of December 31, 2024, the Company had unfunded commitments of up to $140.4 million, $17.0 million and $3.2 million related to its equity investments in mortgage servicing rights portfolio subscription agreement, CRE loan investments and residential bridge loan investments, respectively. The exact timing and amounts of such future fundings are uncertain.

As of December 31, 2024, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

11. Economic Dependency

The Company is dependent on the Adviser and its affiliates for certain services that are essential to it, including the sale of the Company's common shares, origination, acquisition and disposition decisions, and certain other responsibilities. In the event that the Adviser and its affiliates are unable to provide such services, the Company would be required to find alternative service providers.

12. Subsequent Events

Investment Activity

Subsequent to December 31, 2024, the Company originated the following 16 CRE loans ($ in thousands):

Location	Property Type	Origination Date	Loan Amount(1)	Outstanding Principal	Interest Rate	Maturity Date
New York	Mixed-use	1/10/2025	$98,000	$90,257	7.91%	1/10/2026
New York	Multifamily	1/16/2025	$12,400	$10,763	7.91%	1/16/2027
New York	Mixed-use	1/17/2025	$3,575	$3,575	8.21%	1/16/2027
New York	Mixed-use	1/17/2025	$13,100	$10,650	8.13%	1/17/2027
Massachusetts	Industrial	1/30/2025	$65,500	$50,498	8.63%	1/30/2028
Colorado	Hospitality	1/31/2025	$48,000	$47,000	8.38%	1/31/2028
New York	Mixed-use	2/10/2025	$5,150	$5,150	8.18%	2/10/2027
New York	Mixed-use	2/13/2025	$11,500	$11,500	8.01%	2/13/2027
New York	Mixed-use	2/14/2025	$6,750	$5,500	8.13%	2/14/2027
New York	Multifamily	2/21/2025	$11,250	$10,850	8.25%	2/21/2027
Florida	Industrial	2/28/2025	$8,805	$7,980	9.00%	2/6/2027
California	Industrial	2/28/2025	$48,314	$46,000	8.26%	9/1/2027
Arizona	Multifamily	3/3/2025	$71,614	$59,912	9.34%	3/1/2027
New York(2)	Hospitality	3/20/2025	$110,000	$110,000	8.59%	3/20/2026
New York	Mixed-use	3/26/2025	$5,500	$5,500	8.33%	3/26/2026
New York	Multifamily	3/28/2025	$4,600	$2,566	8.33%	3/31/2026

(1)
Loan amount consists of outstanding principal balance plus unfunded loan commitments.
(2)
Loan acquired from an affiliate of the Adviser.

Subsequent to December 31, 2024, the Company made the following investments in tax liens ($ in thousands):

Location	Lien Count	Purchase Price
New Jersey	12	$160
New York	352	3,433
Total	364	$3,593

Subsequent to December 31, 2024, the Company contributed $70.9 million to its equity investments through its mortgage servicing rights portfolio subscription agreement.

Borrowing Activity

The table below summarizes the Company’s borrowings subsequent to December 31, 2024 ($ in thousands):

	Borrowings (Paydowns)	Ending Balance	Weighted Average Interest Rate	Maturity Date
Repurchase Facilities:
GS Seller I Repurchase Facility	$6,924	$166,070	6.50%	8/16/2027
GS Seller II Repurchase Facility	—	25,605	6.33%	8/16/2027
GS Seller III Repurchase Facility	27,365	61,873	6.58%	8/16/2027
Atlas Repurchase Facility	106,613	120,640	6.55%	10/11/2027
Total Repurchase Facilities	140,902	374,188
JPM Revolving Credit Facility	(12,754)	48,837	6.33%	5/8/2027
Total	$128,148	$423,025

Subsequent to December 31, 2024 and including the date hereof, the Company was in compliance with all loan covenants.

Proceeds from the Issuance of Common Shares

On January 2, 2025, the Company issued and sold an aggregate of 4,995,380 common shares, consisting of 3,174,537 Class B shares, 1,680,376 Class R shares, 75,342 Class I shares and 65,126 Class E shares for aggregate proceeds of $100.9 million.

In addition, on January 2, 2025, the Company issued 8,625 Class E shares to the board of trustees as payment for $0.2 million compensation expense for 2024 fiscal year service.

On February 3, 2025, the Company issued and sold an aggregate of 10,301,902 common shares, consisting of 3,134,408 Class B shares, 916,871 Class R shares, 3,947,500 Class J-1 shares, 2,250,000 Class J-2 shares, 5,035 Class I shares and 48,088 Class E shares for aggregate proceeds of $206.2 million.

On March 3, 2025, the Company issued and sold an aggregate of 6,505,386 common shares, consisting of 1,942,059 Class B shares, 4,762 Class R shares, 4,430,650 Class J-1 shares, 8,116 Class J-2 shares, 86,124 Class I shares and 33,675 Class E shares for aggregate proceeds of $130.9 million.

The Company has performed an evaluation of subsequent events through March 28, 2025, which is the date the consolidated financial statements were issued. Other than those items previously disclosed, no other events have occurred that require consideration as adjustments to, or disclosures in, the consolidated financial statements.

Fortress Credit Realty Income Trust

Schedule IV — Mortgage Loans on Real Estate

As of December 31, 2024

($ in thousands)

Description	Number of Loans	Property Type	Interest Rate	Maximum Maturity Date(1)	Periodic Payment Terms(2)	Prior Liens	Face Amount of Loans	Carrying Amount of Loans	Principal Amount Subject to Delinquent Principal or Interest
Commercial Mortgage Loans
Senior Loan	1	Multifamily	9.13%	8/9/2027	I/O	$—	$12,188	$12,188	$—
Senior Loan	1	Multifamily	9.13%	8/9/2027	I/O	—	8,353	8,353	—
Senior Loan	1	Multifamily	9.06%	10/1/2027	I/O	—	3,525	3,525	—
Term Loan	1	Retail	7.97%	9/26/2029	I/O	—	30,500	30,500	—
Senior Loan	1	Multifamily	9.06%	9/20/2027	I/O	—	5,500	5,500	—
Term Loan	1	Multifamily	8.29%	10/2/2029	I/O	—	21,000	21,000	—
Term Loan	1	Multifamily	8.07%	10/31/2029	I/O	—	66,550	66,550	—
Term Loan	1	Retail	9.63%	11/30/2029	I/O	—	28,500	28,500	—
Senior Loan	1	Multifamily	8.39%	8/9/2027	I/O	—	3,410	3,410	—
Term Loan	1	Hospitality	8.11%	11/20/2029	I/O	—	23,725	23,725	—
Term Loan	1	Multifamily	7.44%	12/1/2029	I/O	—	9,550	9,550	—
Term Loan	1	Multifamily	8.05%	12/1/2029	I/O	—	12,000	12,000	—
Term Loan	1	Multifamily	8.11%	11/25/2028	I/O	—	33,750	33,750	—
Term Loan	1	Multifamily	8.24%	12/1/2030	I/O	—	57,000	57,000	—
Term Loan	1	Multifamily	8.51%	12/9/2027	I/O	—	6,875	6,875	—
Senior Loan	1	Multifamily	8.44%	1/1/2028	I/O	—	5,750	5,750	—
Senior Loan	1	Multifamily	8.15%	12/19/2027	I/O	—	10,125	10,125	—
Senior Loan	1	Mixed-use	11.35%	12/27/2028	I/O	—	7,950	7,950	—
Term Loan	1	Multifamily	7.91%	1/1/2029	I/O	—	24,150	24,150	—
Total commercial mortgage loans						$—	370,401	370,401	—

Residential Mortgage Loans
Bridge Loan	3	Single family	10.00%	8/19/2025	I/O	—	2,750	2,750	—
Total mortgage loans on real estate						$—	$373,151	$373,151	$—

_________________

(1)
Maximum maturity date assumes all extension options are exercised.
(2)
Periodic Payment Terms: I/O = periodic payment of interest only with principal at maturity.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between the Company and its accountant on any matter of accounting principles, practices, or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report was made under the supervision and with the participation of our management, including our Co-Chief Executive Officers (“Co-CEOs”), who are our principal executive officers, and our CFO, who is our principal financial officer. Based upon this evaluation, our Co-CEOs and CFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal controls over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B. OTHER INFORMATION

During the year ended December 31, 2024, none of the Company’s trustees or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We operate under the direction of our board of trustees. Our board of trustees has retained the Adviser to manage the acquisition and dispositions of our investments, subject to the board of trustees’ supervision.

Our board of trustees currently has five members, three of whom are independent trustees, as defined by our Declaration of Trust. Pursuant to our Declaration of Trust, the Company has adopted the definition of independence in NYSE Listing Manual Rule 303A.02, as such rules or requirements may be amended from time to time, in assessing whether a trustee qualifies as “independent.”

Trustees and Executive Officers

Information regarding our trustees and executive officers is set forth below:

Name	Age*	Position
Joshua Pack	51	Co-Chief Executive Officer and Trustee
Timothy Sloan	64	Co-Chief Executive Officer and Trustee
Avraham Dreyfuss	52	Chief Financial Officer
David Saeta	65	Trustee
James B. Perry	75	Trustee
David Weber	68	Trustee

* As of March 5, 2025

Each trustee will hold office until his or her resignation, removal, death, adjudication of legal incompetence or until the election and qualification of his, her or its successor.

Each officer holds office at the pleasure of our board of trustees until his or her successor is duly appointed and qualified or until their earlier death, resignation or removal.

Biographical Information

Trustees

Our trustees have been divided into two groups - Independent Trustees and Non-Independent Trustees.

Non-Independent Trustees

Joshua Pack is a Co-Chief Executive Officer of the Company and member of the board of trustees of the Company. Mr. Pack is also a Co-CIO of the Fortress Credit Funds business. Mr. Pack is also a Co-Chief Executive Officer and a member of the board of trustees of Fortress Net Lease REIT, an affiliate of the Company, since the second quarter of 2023. Mr. Pack serves on the investment committee for the Fortress Credit Funds business, is a member of the Fortress Management and Credit Leadership Committees and is the head of the firm’s Environmental, Social and Governance (ESG) Committee. Mr. Pack has over 25 years of credit investment and workout experience through multiple credit cycles. Since joining the Fortress Credit Funds business at its inception in 2002, Mr. Pack has analyzed, structured, and negotiated hundreds of lending, structured equity, net lease and real estate transactions. Prior to joining Fortress, Mr. Pack was a vice president with Wells Fargo & Co. (“Wells Fargo”) in the capital markets group. Before that, Mr. Pack was a vice president with American Commercial Capital, an independent specialty finance company lending to middle market businesses that was subsequently acquired by Wells Fargo in 2001. Mr. Pack serves as a director on multiple corporate and philanthropic boards. Mr. Pack attended the United States Air Force Academy and received a B.A. in Economics from California State University, San Marcos. We believe that Mr. Pack’s depth of experience in investment management, including his experience as a managing partner of the Fortress Credit Funds business, as well as his intimate knowledge of our business and operations, gives the board of trustees valuable industry-specific knowledge and expertise on these and other matters.

Timothy Sloan is a Co-Chief Executive Officer of the Company and member of the board of trustees of the Company. Mr. Sloan is also a Vice Chairman of Fortress and Head of Commercial Real Estate Debt. Mr. Sloan serves on Fortress’s Management and Credit Leadership Committees. Mr. Sloan also serves on the Investment Committee of numerous Fortress Credit Funds and is a member of the firm’s Environmental, Social and Governance (ESG) and Diversity & Inclusion (D&I) Committees. Mr. Sloan began his career at Wells Fargo in 1987. Mr. Sloan held leadership roles in Wells Fargo’s credit and real estate operations, and headed groups including Commercial Banking, Commercial Real Estate and Specialized Financial Services as well as executive roles such as CAO, CFO and COO. In 2016, Mr. Sloan was appointed CEO, President and member of Wells Fargo’s Board of Directors. Mr. Sloan retired from Wells Fargo in 2019 after 31 years of service. Mr. Sloan is a member of the Board of Trustees of the California Institute of Technology, serving as Chair of the Board’s Investment Committee and also serves on the Board of Governors of the Huntington Library, Art Museum and Botanical Gardens. In addition, Mr. Sloan is a member of the Advisory Board of the University of Michigan’s Ross School of Business, from which he received an MBA in 1984. We believe that Mr. Sloan’s depth of experience in real estate investments and board management, including his experience on Fortress’s Management and Credit Leadership Committees, gives the board of trustees valuable industry-specific knowledge and expertise on these and other matters.

Independent Trustees

David Saeta is a member of our board of trustees. Mr. Saeta is an Executive Vice President of IDS Real Estate Group. Mr. Saeta has 39 years of commercial real estate experience acquiring, designing, entitling, developing, leasing, managing and selling office properties in Southern California. Prior to joining IDS Real Estate Group, Mr. Saeta was a Marketing Principal and Leasing Agent at Trammell Crow Company where he negotiated hundreds of leasing transactions and oversaw multiple commercial development projects. Prior to that, Mr. Saeta was a Senior Marketing Representative for Burroughs Corporation and a National Director of an NCAA program, Volunteers For Youth. Mr. Saeta serves on several nonprofit boards and has served on the BOMA board. In addition, Mr. Saeta was elected to the South Pasadena City Council, served as Mayor and was also Chair of the City’s Planning Commission. Mr. Saeta received his MBA in Finance and Real Estate from the UCLA Graduate School of Management and a B.A. in Human Biology from Stanford University. We believe Mr. Saeta’s extensive experience in commercial real estate and real estate transactions gives the board of trustees valuable industry-specific knowledge and expertise on these and other matters.

James B. Perry is a member of our board of trustees. Mr. Perry was appointed to the Board of Directors of Gaming and Leisure Properties, Inc. in March 2017. Prior to that, Mr. Perry served on the Board of Directors of Isle of Capri Casinos, Inc. (“Isle”) from 2007 to 2014 and was named Chairman of the Board of Directors and Executive Chairman of the Board of Directors in 2009 and 2011, respectively. From March 2008 to April 2011, Mr. Perry served as Isle’s Chief Executive Officer. Prior to being named Chairman, Mr. Perry was Executive Vice Chairman from March 2008 to August 2009 and Vice Chairman from July 2007 to March 2008. Mr. Perry served as a Class III Director on the board of Trump Entertainment Resorts, Inc. from May 2005 until July 2007. From July 2005 to July 2007, Mr. Perry served as Chief Executive Officer and President of Trump Entertainment Resorts, Inc., which filed for Chapter 11 bankruptcy in February 2009. Mr. Perry was President of Argosy Gaming Company from April 1997 through July 2002 and Chief Executive Officer of Argosy Gaming Company from April 1997 through May 2003. Mr. Perry also served as a member of the Board of Directors of Argosy Gaming Company from 2000 to July 2005. Mr. Perry holds a B.A. in History from Ohio Wesleyan University. We believe Mr. Perry’s extensive experience in executive management and leadership experience gives the board of trustees valuable industry-specific knowledge and expertise on these and other matters.

David Weber is a member of our board of trustees. Mr. Weber retired in 2022 after a distinguished career at Wells Fargo, where he served as the Chief Credit and Risk Officer for Wholesale Banking. In this role, Mr. Weber oversaw more than 50% of Wells Fargo’s total assets, managing over $500 billion in loans and other risk assets. Mr. Weber’s responsibilities spanned credit and risk decisioning for all commercial and corporate banking, asset-based lending, commercial real estate, non-profit, municipal lending, capital markets, and investment portfolio activities. In addition, Mr. Weber managed the company’s workout portfolio of distressed loans, led the agricultural lending analytics team, directed the Credit Training Program, and was a member of the Wells Fargo Management Committee. Mr. Weber also served as the President and Chief Executive Officer of the Wells Fargo HSBC Trade Bank, an equity joint venture between Wells Fargo and HSBC Group. In addition, Mr. Weber is committed to community service. Mr. Weber serves on the board and finance committee of Catholic Charities of Santa Rosa and has previously served on the boards and finance committees of the Yerba Buena Center for the Arts, the San Francisco Symphony, and the San Francisco Marin Food Bank. Mr. Weber holds a B.A. in Economics from Loyola University in New Orleans and an MBA from the Kellogg School of Management at Northwestern University. We believe that Mr. Weber’s broad expertise in the asset management, investment portfolio, and leveraged finance fields, as well as his management experience give the board of trustees valuable industry-specific knowledge and expertise on these and other matters.

Executive Officers

For information concerning the background of Messrs. Pack and Sloan, see “—Trustees—Non-Independent Trustees” above.

Avraham Dreyfuss is the Chief Financial Officer of the Company and a Managing Director. Mr. Dreyfuss is also the Chief Financial Officer of Fortress Net Lease REIT, an affiliate of the Company, since May 2023. Mr. Dreyfuss joined Fortress in April 2010. Prior to joining Fortress, Mr. Dreyfuss was the CFO at HG Vora Capital, a distressed credit hedge fund in New York City. Mr. Dreyfuss has extensive experience in the alternative investment industry working at various funds including his work as the Controller for the Lehman Brothers Absolute Strategies Division. Mr. Dreyfuss holds a B.A. in Accounting and Information Systems from Queens College of the City University of New York, and a CPA designation.

Although most of the services provided to us by the individuals who are executive officers are in their respective roles as executive officers of the Adviser, they have certain duties as executive officers of the Company arising from Maryland law, our Declaration of Trust and our Bylaws. These duties include executing contracts and other instruments in our name and on our behalf and such other duties as may be prescribed by our board of trustees from time to time. Our executive officers will act as our agents, execute contracts and other instruments in our name and on our behalf, and in general perform all duties incident to their offices and such other duties as may be prescribed by our board of trustees from time to time. Our officers will devote such portion of their time to our affairs as is required for the performance of their duties, but they are not required to devote all of their time to us.

We have entered into indemnification agreements with each of our trustees and executive officers. Pursuant to the terms of these indemnification agreements, we would indemnify and advance expenses and costs incurred by our trustees and executive officers in connection with any claims, suits or proceedings brought against such trustees and executive officers as a result of their service. However, our indemnification obligation is subject to the limitations set forth in the indemnification agreements and in our Declaration of Trust. We also maintain a directors and officers insurance policy.

Committees of the Board of Trustees

Our entire board of trustees is responsible for supervising our business. However, pursuant to our Bylaws, our board of trustees may delegate some of its powers to one or more committees as deemed appropriate by the board of trustees; provided that each committee consists of at least a majority of independent trustees. Members of each of the committees discussed below have been appointed by our board of trustees. We currently do not have a compensation committee of our board of trustees. Our independent trustees participate in the consideration of our board of trustee compensation.

The board of trustees currently has an Audit Committee and may form additional committees in the future.

Audit Committee

The Audit Committee is currently composed of Messrs. Saeta, Perry and Weber, all of whom are independent trustees. Mr. Weber serves as chair of the Audit Committee. Our board of trustees determined that David Weber is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act.

The Audit Committee operates pursuant to its charter, which was approved by the board of trustees, and which sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to serve as an independent and objective party to assist the board of trustees in selecting, engaging and discharging our independent accountants, reviewing the plans, scope and results of the audit engagement with our independent accountants, approving professional services provided by our independent accountants (including compensation therefore), reviewing the independence of our independent accountants and reviewing the adequacy of our internal controls over financial reporting.

Corporate Governance

We currently have a five-member board. Our board of trustees may increase or decrease the number of trustees, provided that the number of trustees may not be fewer than three nor more than fifteen, unless we amend our Bylaws. Although our Declaration of Trust does not require a minimum number of independent trustees, our Bylaws require that the majority of our board of trustees consist of independent trustees. The board of trustees has determined that David Saeta, James B. Perry and David Weber are independent trustees, giving us a majority independent board of trustees. Pursuant to our Declaration of Trust, the Company has adopted the definition of independence in NYSE Listing Manual Rule 303A.02, as such rules or requirements may be amended from time to time, in assessing whether a trustee qualifies as “independent.” We expect the board of trustees to continue to have a majority of independent trustees, except for a period of up to 60 days after the death, removal, resignation or other vacancy of an independent trustee pending the election of a successor independent trustee.

For so long as Fortress or its affiliate acts as investment advisor or manager to us, Fortress has the right to designate a number of trustees for election to our board of trustees, which number will initially be two; provided that if the number of trustees constituting our board of trustees is increased or decreased, the number of Fortress Designees will be increased or decreased proportionately (but in no event will the number of Fortress Designees (i) equal or exceed 50% of the total size of our board of trustees or (ii) be less than one). Our board of trustees must also consult with Fortress in connection with filling any vacancies created by the removal, resignation, retirement or death of any trustee (other than in connection with a removal by shareholders for “cause” in accordance with our Declaration of Trust).

Each trustee will serve until his or her resignation, removal, death, adjudication of legal incompetence or until the election and qualification of his or her successor. Although the number of trustees may be increased or decreased, a decrease may not shorten the term of any incumbent trustee. Any trustee may resign at any time or may be removed by the shareholders only for “cause,” and then only upon the affirmative vote of shareholders entitled to cast at least two-thirds of the votes entitled to be cast on such matter. In addition, any trustee may be removed, at any time, but only for “cause” by written instrument, signed by a majority of the board of trustees. For this purpose, “cause” means, with respect to any particular trustee, conviction of (or plea of guilty or no contest to) a felony or a final judgment of a court of competent jurisdiction holding that such trustee caused demonstrable, material harm to us through bad faith or active and deliberate dishonesty. A vacancy on our board of trustees for any reason other than removal by the shareholders for “cause” may be filled only by a vote of a majority of the remaining trustees, or if the vacancy involves an independent trustee, by a majority vote of the remaining independent trustees (if any remaining trustees are independent trustees); provided, however, if there are no trustees remaining on the board of trustees, the shareholders may fill the vacancies. A vacancy on our board of trustees resulting from removal by the shareholders for “cause” may be filled only by the shareholders. Notwithstanding the foregoing, if the trustee so removed was designated by Fortress pursuant to the Declaration of Trust, then Fortress shall have the exclusive right to designate a successor trustee for election to the board of trustees.

Our board of trustees will generally meet quarterly or more frequently if necessary. Our trustees are not required to devote all of their time to our business and are only required to devote the time to our business as their duties may require. Consequently, in the exercise of their duties as trustees, our trustees will rely heavily on the Adviser and on information provided by the Adviser. As part of our trustees’ duties, the board will supervise the relationship between us and the Adviser. Our board of trustees is empowered to approve the payment of compensation to trustees for services rendered to us.

Our board of trustees has adopted written policies on investments and borrowings, the general terms of which are set forth in this Annual Report. The board of trustees may revise these policies or establish further written policies on investments and borrowings and will monitor our administrative procedures, investment operations and performance. Our board of trustees, including a majority of our independent trustees, will review our investment policies with sufficient frequency, and at least annually, to determine that they are in our best interest.

Code of Business Conduct and Ethics. We have adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) that applies to all of our trustees, officers and employees (if any), and to all of the officers and employees of the Adviser, including our co-principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions while they are performing services for us. Our Code of Conduct, as it relates to those also covered by Fortress’s code of conduct, operates in conjunction with, and in addition to, Fortress’s code of conduct. Our Code of Conduct is designed to comply with SEC regulations relating to codes of conduct and ethics and filed as Exhibit 14 to this Annual Report.

Insider Trading Policy. We have adopted an insider trading policy applicable to our trustees, officers, employees, investment adviser and administrator of the Company, as well as the Company itself, that prohibits such persons from engaging in transactions in any securities of the Company while in possession of material nonpublic information regarding such securities where such information was improperly obtained, where it was obtained under circumstances contemplating that it would not be used for personal gain and in certain other circumstances. We believe our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations. The foregoing summary of the insider trading policy does not purport to be complete and is qualified in its entirety by reference to the full text thereof attached hereto as Exhibit 19 to this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

This section provides information about the material elements of compensation that are paid, awarded to, or earned by, our named executive officers for fiscal year 2024, who consist of any individual who served as our principal executive officer during fiscal year 2024, and our two most highly compensated executive officers who were serving at the end of fiscal year 2024 other than our principal executive officer. For fiscal year 2024, our named executive officers and their respective positions were as follows:

•
Timothy Sloan, Co-Chief Executive Officer and Trustee;
•
Joshua Pack, Co-Chief Executive Officer and Trustee; and
•
Avraham Dreyfuss, Chief Financial Officer and Managing Director.

Executive Officer Compensation

We are externally managed and currently have no employees, and we do not expect to have any employees. The Management Agreement provides that the Adviser is responsible for managing our investment activities. Our named executive officers serve as officers of the Adviser and are employees of the Adviser or one or more of its affiliates.

None of our named executive officers receive direct compensation from us. In consideration of the provision of services of the Adviser, we reimburse the Adviser for the costs and expenses incurred by the Adviser in performing its obligations under the Administration Agreement. See “Item 1. Business—Compensation of the Adviser and Expense Reimbursement” and “Item 13. Certain Relationships and Related Transactions, and Director Independence” for a description of the fees that we pay to the Adviser and the Management Agreement.

Pursuant to the Administration Agreement, we reimburse the Adviser or its affiliates for an allocable portion of the compensation paid by the Adviser or its affiliates to our named executive officers based on a percentage of time such officers devote, on an estimated basis, to the business and affairs of the Company and in acting on behalf of the Company.

Furthermore, we do not have employment agreements with our named executive officers; we do not provide pension or retirement benefits, perquisites or other personal benefits to our named executive officers; our named executive officers have not received any nonqualified deferred compensation; and we do not have arrangements to make payments to our named executive officers upon their termination of employment or in the event of a change in control of the Company.

During fiscal year 2024, the aggregate amount that we reimbursed to the Adviser and its affiliates for the allocable portion of the compensation paid by the Adviser or its affiliates to our named executive officers was equal to $95,229. Please see the “2024 Summary Compensation Table” below for a breakdown of this aggregate amount per named executive officer.

2024 Summary Compensation Table

The following table sets forth certain information with respect to compensation earned by, awarded to or paid to our named executive officers for fiscal year 2024.

Name and Principal Position	Year(1)	Salary(2) ($)	Bonus(3) ($)	Total ($)
Timothy Sloan(4)	2024	—	—	—
Co-Chief Executive Officer and Trustee
Joshua Pack(5)	2024	—	—	—
Co-Chief Executive Officer and Trustee
Avraham Dreyfuss	2024	26,575	68,654	95,229
Chief Financial Officer and Managing Director

__________

(1) The Company was formed in 2024, and therefore there was no compensation earned by, awarded to or paid to our named executive officers during fiscal year 2023.

(2) Amounts in this column represent the base salary earned by the applicable named executive officer in the applicable fiscal year. Such amounts are paid by the Adviser to such named executive officer, and then reimbursed by us pursuant to the Administration Agreement.

(3) Amounts in this column represent discretionary annual bonuses earned by the applicable named executive officer in respect of the applicable fiscal year. Such amounts are paid by the Adviser to such named executive officer, and then reimbursed by us pursuant to the Administration Agreement.

(4) The Company did not reimburse the Adviser or its affiliates for any of the compensation paid by the Adviser or its affiliates to Mr. Sloan during fiscal year 2024.

(5) The Company did not reimburse the Adviser or its affiliates for any of the compensation paid by the Adviser or its affiliates to Mr. Pack during fiscal year 2024.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards held by our named executive officers as of December 31, 2024.

Trustee Compensation

For fiscal year 2024, we paid our non-employee trustees who are not affiliated with the Adviser or Fortress an annual cash retainer of $58,333 (or $87,500 for Mr. Weber). In addition to such cash compensation, our non-employee trustees who are not affiliated with the Adviser or Fortress each received, in respect of their service on the Board during fiscal year 2024, a grant of 2,875 Class E Shares on January 2, 2025 (with each such grant valued at $58,333 and the number of Class E Shares issued based on the then-current per share NAV of our Class E Shares at the time of issuance).

Commencing in fiscal year 2025, we expect to compensate each of our non-employee trustees who are not affiliated with the Adviser or Fortress with an annual retainer of $200,000, consisting of $100,000 in cash and $100,000 in Class E shares. In addition, the Chair of our Audit Committee will receive an additional $50,000 annual cash retainer. The number of Class E shares to be issued will be based on the then-current per share transaction price of our Class E shares at the time of issuance.

We do not intend to pay our trustees additional fees for attending meetings of the board of trustees, but we do intend to reimburse each of our trustees for reasonable out-of-pocket expenses incurred in attending meetings and committee meetings of the board of trustees (including, but not limited to, airfare, hotel and food).

Our trustees who are affiliated with the Adviser or Fortress do not receive any additional compensation for serving on our board of trustees or committees thereof.

Trustee Compensation Table

The following table sets forth the compensation earned by or paid to our non-employee trustees for fiscal year 2024. The compensation earned by or paid to Messrs. Sloan and Pack for fiscal year 2024 is set forth above in the “2024 Summary Compensation Table”.

Name	Fees Earned or Paid in Cash(1) ($)	Total ($)
David Weber	87,500	87,500
David Saeta	58,333	58,333
James B. Perry	58,333	58,333

_______

(1) Amounts in this column represent the cash portion of the annual retainer earned by each of our non-employee trustees who are not affiliated with the Adviser or Fortress during fiscal year 2024 (as well as any additional committee cash retainers received during fiscal year 2024, as applicable).

Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee of our board of trustees. Our independent trustees participate in the consideration of our board of trustee compensation. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.

Equity Compensation Plan Information

The Company does not maintain any equity compensation plans, and therefore we are not providing the table that provides certain information with respect to the Company’s equity compensation plans in effect as of December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

As of March 28, 2025, the following table sets out certain ownership information with respect to our common shares for those persons who directly or indirectly own, control or hold with the power to vote more than 5% of our outstanding common shares, each of our trustees and named executive officers and all officers and trustees as a group. As of March 28, 2025, there were a total of 33,339,441 common shares issued and outstanding. Except as otherwise noted, the beneficial ownership for the purpose of the following table includes each beneficial owner’s aggregate holding of all classes of common shares, including Class B shares, Class R shares, Class J-1 shares, Class J-2 shares, Class J-3 shares, Class J-4 shares, Class J-5 shares, Class S shares, Class D shares, Class I shares and Class E shares. Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof, or has the right to acquire such powers within 60 days. Unless otherwise stated, the address for each of the persons named below is in care of our principal executive offices at 1345 Avenue of the Americas, New York, NY 10105.

Name and Address	Number of Common Shares Beneficially Owned	Percentage of Common Shares Beneficially Owned
Trustees and Named Executive Officers
Joshua Pack	—	—
Timothy Sloan	26,394	*
David Saeta	2,914	*
James B. Perry	2,875	*
David Weber	15,458	*
Avraham Dreyfuss	—	—
All current officers and trustees as a group (6 persons)	47,641	*
Beneficial Owner of More than 5%
BTG Pactual NY Corporation(1)	4,993,024	14.98%
FIG LLC(2)	998,345	2.99%

*Represents beneficial ownership of less than 1%.

(1)
All shares indicated as beneficially owned are Class B shares and held directly by BTG Pactual NY Corporation (“BTG”). BTG is a wholly-owned subsidiary of BTG Pactual US. The address of BTG is 601 Lexington Avenue, 57th Floor, New York, NY 10022.
(2)
FIG LLC is the direct holder of these Class E shares and Fortress Investment Group LLC, as the sole member of FIG LLC, may be deemed to beneficially own shares held by FIG LLC. The business address of the foregoing entities is 1345 Avenue of the Americas, New York, NY 10105.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Management Agreement; Administration Agreement

We have entered into (i) the Management Agreement with the Adviser pursuant to which we pay the management fee, the performance fee and certain Company expenses and (ii) the Administration Agreement with the Adviser pursuant to which the Adviser has agreed to perform and oversee the performance of the administrative services necessary for our continued operation. In addition, pursuant to the Management Agreement and the Administration Agreement, we have agreed to reimburse the Adviser for certain expenses as they occur, including, in the case of the Administration Agreement, reimbursement to the Adviser (or its affiliates) for an allocable portion of the compensation paid by the Adviser (or its affiliates) to certain individuals who devote time to our business and affairs and act on our behalf. Each of the Management Agreement and the Administration Agreement has been approved by the board of trustees, including the independent trustees.

The Adviser has agreed to waive the management fee in respect of any Class B shares that are purchased by a shareholder during the Initial Share Offering Period and in respect of any Class R shares that are purchased by a shareholder during the Class R Share Offering Period, in each case until March 31, 2025 (including any such shares issued pursuant to our distribution reinvestment plan during the Initial Share Offering Period or Class R Share Offering Period, as applicable). In addition, the management fee paid to the Adviser in respect of any Class E shares will be subject to our ability to meet the applicable REIT requirements and is waived by the Adviser so long as the Company qualifies as a “publicly offered REIT” for U.S. federal income tax purposes.

As of December 31, 2024, the Adviser has received no cash or shares for the management fee or performance fee.

Organizational and Offering Costs

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

As of December 31, 2024, the Company had accrued $4.9 million of organizational and offering expenses.

Operating Expenses

We will pay directly or reimburse the Adviser or its affiliates for costs and expenses the Adviser or its affiliates incur in connection with the services it provides to us, including, but not limited to, (i) the actual cost of goods and services used by us and obtained from either an affiliate or a non-affiliated person, including fees paid to administrators, consultants, attorneys, accountants, tax advisors, technology providers and other services providers, and brokerage fees paid in connection with the origination, acquisition, purchase and sale of our investments, (ii) expenses of managing, operating and disposing of our investments, whether payable to an affiliate or a non-affiliated person, (iii) expenses related to the personnel of the Adviser performing services for us other than those who provide investment advisory services to us, and (iv) expenses relating to compliance-related matters and regulatory filings relating to our activities.

The Adviser has agreed to advance certain operating costs and expenses, including Borrowing Costs, costs and expenses incurred pursuant to the Administration Agreement, and other expenses incurred on our behalf (but excluding organization and offering expenses), through the Operating Expense Commencement Date. We will reimburse the Adviser for all such advanced operating expenses ratably over the 60 months following such date. For purposes of calculating our NAV, the operating costs and expenses paid by the Adviser on our behalf through the Operating Expense Commencement Date will not be deducted as an expense until reimbursed by us.

After the Operating Expense Commencement Date, we will reimburse the Adviser for any operating expenses and Borrowing Costs that it incurs on our behalf as and when incurred. The Adviser may elect to receive all or a portion of any such reimbursements in the form of cash or Class E shares. To the extent that the Adviser elects to receive any portion of these reimbursements in Class E shares, we may repurchase such Class E shares from the Adviser at a later date and such repurchases of Class E shares will not be subject to the repurchase limits of our share repurchase plan or any Early Repurchase Deduction.

As of December 31, 2024, the Company has incurred operating expenses subject to reimbursement of $1.1 million.

Placement Agent

We have appointed Fortress Capital Formation LLC (together with its representatives, “FCF”) to assist in the placement of certain shares (including Class B shares and Class I shares) to certain institutional investors, as defined under Capital Acquisition Broker Rule 016 (definitions), in our private offering. FCF is a member of FINRA and a Fortress Affiliate. Furthermore, representatives of FCF may also be employees of the Adviser or other Fortress Affiliates. To the extent FCF offers Class B shares and/or Class I shares to such institutional investors in our private offering and receives compensation therefor from Fortress Affiliates, FCF’s relations with us, and its relations with the Fortress group generally, may conflict with the interests of those investors. Any compensation paid to FCF will be paid by an entity within the Fortress group and not by any of the Adviser, us or our investors.

Certain employees of Fortress who are registered representatives of FCF may be compensated by an affiliate of Fortress based on a variety of factors, including the amount of capital they raise for Fortress private funds and Fortress advised managed accounts. Accordingly, the management fees, performance fees and other compensation received by Fortress or its affiliates in connection with our private offering create a conflict between the interests of FCF and those of our prospective investors. For retail investors (as defined in SEC’s rule commonly known as “Regulation Best Interest”) additional information can be found in FCF’s Form CRS.

Indemnification Agreements with Trustees and Officers

We have entered into indemnification agreements with our trustees and officers. The indemnification agreements are intended to provide our trustees and officers the maximum indemnification permitted under Maryland law, the Declaration of Trust and the Bylaws. Each indemnification agreement provides that we shall indemnify the trustee or officer who is a party to the agreement including the advancement of legal expenses, if, by reason of his or her status with the Company, such trustee or officer is, or is threatened to be, made a party to or a witness in any threatened, pending, or completed proceeding, other than a proceeding by or in the right of the Company.

For additional information regarding our related party transactions, please see “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 9. Related Party Transactions.”

Sales of Shares to FIG LLC

In order to facilitate the origination or acquisition of our initial investments, FIG LLC has agreed to purchase an aggregate of $20 million of our Class E shares in one or more closings, as determined by us in our sole discretion, at a price per share equal to the most recently determined NAV of Class E shares or, if an NAV has yet to be calculated, then at a price of $20.00 per Class E share (the “Initial Capitalization”).

FIG LLC may, from time to time, request to have any Class E shares it receives in connection with the Initial Capitalization repurchased by us at a price per share equal to the most recently determined NAV per Class E share as of the repurchase date. Any such repurchase will not be subject to the Early Repurchase Deduction.

As of the date of this Annual Report, we have issued and sold an aggregate of 998,345 Class E shares to FIG LLC in connection with our Initial Capitalization for an aggregate purchase price of $20.0 million. These shares were issued and sold in reliance upon the available exemption from registration requirements of the Securities Act under Section 4(a)(2) thereof.

Potential Conflicts of Interest

Various potential and actual conflicts of interest may arise from the overall investment activities of Fortress, the Adviser and/or one or more existing or future Fortress Managed Accounts. The following briefly summarizes some of these conflicts but is not intended to be an exclusive list of all such conflicts. Furthermore, solely for the purposes of this “—Potential Conflicts of Interest” section, (i) the Fortress Owner Group shall be deemed to be a Fortress Affiliate and (ii) Fortress Managed Accounts shall be deemed to include funds and accounts managed by a member of the Fortress Owner Group.

Dealing with Potential Conflicts of Interest

As an affiliate of an investment adviser registered with the SEC, the Adviser intends to act in good faith in a manner consistent with its duties to clients under applicable law. However, the Adviser is subject to various conflicts of interest arising from its relationships with various Fortress Affiliates. Fortress Affiliates engage, and in the future will engage, in a broad spectrum of activities, including direct investment activities and investment advisory activities, and have extensive investment activities (including principal investments by Fortress Affiliates for their own account), on behalf of both persons or entities to which they provide investment advice on a principal basis, that are independent from, and may from time to time conflict or compete with, the Company’s investment activities and the interests of investors in the Company. These circumstances could give rise to numerous situations where interests may conflict, including in respect of the proprietary investments of Fortress Affiliates in entities or assets in which the Company invests, the investment by the Company and other Fortress Managed Accounts in the same loans, securities or other assets or in different levels of the capital structure of the same entity, or other dealings involving the Company, on the one hand, and Fortress Affiliates and/or businesses they invest in, on the other hand. The particular circumstances described under the following headings further illustrate some of the conflicts of interest that may arise. While Fortress will seek to resolve any such conflicts in a fair and reasonable manner in accordance with its then-prevailing policies and procedures with respect to conflicts resolution among Fortress Managed Accounts, such transactions are not required to be presented to our board of trustees for approval (unless otherwise required by the Advisers Act or our conflicts of interest policy), and there can be no assurance that these or other conflicts of interest with the potential for adverse effects on the Company and investors will not arise, or should they arise, will be resolved in our favor. Under our conflicts of interest policy, any trustee or officer of the Company is required to give notice to the Co-Chief Executive Officers, the Chief Financial Officer or the Company’s outside legal counsel about any potential related party transactions brought to the knowledge of such trustee or officer. If the Co-Chief Executive Officers and Chief Financial Officer, in consultation with outside legal counsel, determine that the transaction constitutes a related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K under the Exchange Act, such transaction will be referred to the board of trustees to be approved or ratified by a majority of the disinterested members of the board.

Under our Declaration of Trust, none of the Adviser, any of its affiliates or any of our trustees or officers have an obligation to present, communicate or offer any business opportunity to us or any of our subsidiaries, and we renounce, on our behalf and on behalf of our subsidiaries, any interest or expectancy in, or in being offered an opportunity to participate in, any such business opportunity to the maximum extent permitted from time to time by Maryland law.

Allocation of Investment Opportunities

Fortress currently offers a broad range of alternative investment products, including private equity funds, hedge funds, hybrid funds, publicly traded permanent capital vehicles and managed accounts. Generally, Fortress does not maintain a “wall” or “information barrier” among respective management teams that manage these investment vehicles. Accordingly, information relating to investment opportunities may be shared across the investment teams that manage these investment vehicles.

In addition, Fortress Affiliates invest their own capital in a broad range of investments. In certain cases, the investment objectives and programs of Fortress Affiliates are similar to, or overlap with, the investment objectives and proposed investment programs of the Company. In particular, there will be overlap of commercial real estate debt, residential loans and assets and/or real estate-related debt and equity securities investment opportunities with certain other Fortress Managed Accounts that are actively investing and similar overlap with future other Fortress Managed Accounts. See “Item 1A. Risk Factors—Fortress may raise or manage other Fortress Managed Accounts, which could result in the reallocation of Fortress personnel and the direction of potential investments to such other Fortress Managed Accounts.” The Company does not have the exclusive right to any investment opportunity. Accordingly, Fortress Affiliates are under no obligation to offer investment opportunities to the Company and may choose to allocate all or part of any such opportunity to any Fortress Affiliate or any business in which a Fortress Affiliate has invested. Fortress Affiliates may give advice and recommend investments to other Fortress Managed Accounts which may differ from advice given to, or investments recommended or bought for, the Company, even though the investment objectives of such Fortress Managed Accounts may be the same or similar.

Fortress Affiliates may also offer additional investment products that are similar to the Company, and Fortress may permit existing or future Fortress Affiliates to have exclusive rights or priority with respect to certain investment opportunities. As a result, the Company may not be afforded the chance to participate in attractive investment opportunities in which other Fortress Affiliates are given the opportunity to participate, or in some cases may be allocated a small part of an investment opportunity within the investment objectives of the Company when other Fortress Affiliates are allocated a larger portion. The Company may be prohibited (due to, for example, exclusivity rights granted to other investment funds or regulatory limitations) from pursuing certain investment opportunities and may find that its ability to participate in any particular opportunity may be substantially limited. In addition, the creation of new Fortress Managed Accounts may give rise to additional conflicts of interests that may not be foreseeable.

In making allocation decisions with respect to investment opportunities that could reasonably be expected to fit the investment objectives of one or more Fortress Affiliates, on the one hand, and the Company, on the other hand, Fortress anticipates that it will consider one or more of the following: the objectives and investment program of a Fortress Affiliate, any exclusive and/or priority rights to investment opportunities that may have been granted to certain Fortress Affiliates, the expected duration of the investment in light of a Fortress Affiliate’s objectives and investment program, the amount of available capital (including financing), the magnitude of the investment opportunity, regulatory and tax considerations, the degree of risk arising from an investment, the expected investment return, the internal source of the investment opportunity, relative liquidity, likelihood of current income and/or such other factors as Fortress deems to be appropriate. These factors provide substantial discretion to Fortress to resolve conflicts of interest arising from limited investment opportunities.

The Company expects, from time to time, to co-invest alongside a Fortress affiliate, including in the acquisition of a portfolio of commercial real estate debt and residential loans and assets from the same seller. Fortress will have discretion to allocate the assets from such portfolio and the associated purchase price between the Company and such Fortress Affiliate, and no approval of the board of trustees will be required for such transaction. The Company expects that assets with higher investment risks-and most likely higher returns-will be allocated to such Fortress affiliates and not the Company. The purchase price paid by the Company for any asset from such portfolio that is allocated to the Company will be no greater than its fair market value as confirmed by (A) an independent third-party valuation agent or (B) a broker.

The Company and other Fortress Affiliates may also, from time to time, combine one or more assets into a securitization vehicle the equity of which is allocated on a pro rata basis among the Company and such Fortress Affiliates based on asset valuations, and where the valuations are (x) confirmed by an independent third-party valuation agent or (y) approved by the board of trustees.

We do not intend to make investments in Japan, unless otherwise determined by our Adviser and approved by our board of trustees. Affiliates of the Adviser manage a series of Fortress Managed Accounts called the Fortress Japan Opportunities Funds that have exclusivity with respect to certain investments in Japan.

Finally, the Company and Fortress Affiliates may make investments or engage in other activities that express inconsistent views with respect to an entity in which they have invested, a particular security, loan or other asset or relevant market conditions. If, for example, a Fortress Affiliate expresses a negative outlook on an entity in which the Company has invested, this may reduce the value of the Company’s investment(s). Similarly, the Company may elect to sell all or a part of an investment in an entity while Fortress Affiliates hold their investments in the same entity (or increase their exposure to it), or the Company may choose to make or increase the size of investment in an entity while Fortress Affiliates are selling all or part of their investment in the same entity.

Co-invest Arrangements

The Company may co-invest with third parties through partnerships, joint ventures or other entities. Such investments involve risks not present in investments where a third party is not involved, including the possibility that a third-party coventurer or partner may at any time have economic or business interests or goals which are inconsistent with those of the Company, or may be in a position to take action contrary to our investment objective. In addition, the Company may, in certain circumstances, be liable for actions of its third-party coventurers or partners.

To the extent that a particular investment opportunity exceeds the desired allocation to the Company, or there are current or prospective investors in such investment opportunity that Fortress believes will be of benefit to the Company or who may provide a strategic, sourcing or similar benefit to Fortress, the Company or one or more of the Fortress Affiliates due to industry expertise, end-user expertise or otherwise, the Adviser may, in its discretion, offer the opportunity to co-invest alongside the Company to, or otherwise partner with, one or more such strategic co-investors or any other person (including Fortress Affiliates, the Company’s management team members, consultants or advisors) (collectively, “Co-Investors”). In any event, no investor should have any expectation of receiving any such investment opportunity or to be owed any duty or obligation in connection therewith. The Adviser, Fortress, or any of their respective employees or Fortress Affiliates may make an investment, or otherwise participate, in any Co-Investor. Although Fortress endeavors to allocate fees, costs and expenses related to the discovery, investigation, development, acquisition or consummation, ownership, maintenance, monitoring, hedging and disposition of co-investments on a fair and reasonable basis, Co-Investors may not agree to pay or otherwise bear, or it may otherwise not be practicable for Co-Investors to bear, fees, costs or expenses related to unconsummated co-investments. In such event, such fees, costs and expenses will be considered operating expenses of and be borne by the Company (and other Fortress Managed Accounts, if applicable).

In addition, in order to facilitate an investment, the Company may make (or commit to make) such investment with a view to selling a portion of such investment to Co-Investors or other persons or obtaining third-party financing prior to or within a brief period after the closing of the acquisition. In such event, the Company will bear the risk that any or all of the excess portion of such investment may not be sold or financed or may only be sold or financed on unattractive terms and that, as a consequence, we may bear the entire portion of any breakup fee or other fees, costs and expenses related to such investment, hold a larger than expected investment or may realize lower than expected returns from such investment. Neither Fortress, the Adviser nor any of their respective affiliates will be deemed to have violated any duty or other obligation to the Company or any of its investors by engaging in such investment and sell-down activities.

Dissolution Risks

Certain Fortress Managed Accounts that may invest in tandem with the Company, may be required to liquidate their investments pursuant to the dissolution rights of their investors. Such dissolution may require the selling of the investments jointly held by such Fortress Managed Accounts and the Company under circumstances which may negatively affect the return thereon. This may negatively affect the value of the Company’s investments and/or the circumstances of their disposition and accordingly the Company’s returns.

Fees and Expenses

If any costs and expenses are incurred for the account of the Company and the Fortress Managed Accounts, the Adviser will allocate such costs and expenses among the Company and the Fortress Managed Accounts as required by applicable law or the Management Agreement. Allocations of expenses made by the Adviser will be final and binding. Such determinations are inherently subjective and may give rise to conflicts of interest. There can be no assurance that a different manner of calculation would not result in the Company bearing less (or more) expenses. Similarly, with regard to the Company’s indemnification obligations, the Adviser may be required to determine whether an action or failure to act of an Indemnified Party under the Management Agreement met the applicable standard of conduct under the Management Agreement’s indemnification provisions, and such determination is inherently subjective and may give rise to conflicts of interest. Any description in this Annual Report of the expenses that the Company may bear is not exhaustive. From time to time the Adviser will need to make certain determinations regarding whether certain expenses are the Company’s “own” expenses and therefore should be borne by the Company. These determinations will necessarily be subjective and may give rise to conflicts of interest between the interests of the investors and the interests of the Adviser, who might otherwise bear such expenses.

Relationships with Affiliated Persons

The Company may retain or otherwise purchase services from Fortress Affiliates and businesses in which they or Fortress employees or other related persons have an interest in addition to management services to be provided by the Adviser. Conflicts of interest may arise (including for example, because the portion of reimbursable expenses may vary between different

Fortress Managed Accounts) in connection with such transactions, and such conflicts of interest may have adverse consequences for the Company. In addition, if we engage a Fortress Affiliate as a service provider, potential conflicts could arise (including for example, as a result of an incentive for the Adviser not to enforce, or to enforce less vigorously, certain rights of the Company under any applicable agreement in an effort to maintain the Company’s relationship with such Fortress Affiliate or to avoid imposing adverse economic consequences upon such Fortress Affiliate). Subject to the restrictions described in this “Potential Conflicts of Interest” section, we may retain or otherwise purchase services, or purchase securities or assets, from Fortress Affiliates or businesses they or Fortress employees or other related persons have interests in without obtaining the approval of the board of trustees.

We shall obtain the approval of the board of trustees in respect of any purchase by us of a New Issuance (as defined herein) of the issuer of a structured product unless (i) at the time of such purchase (A) the issuer is not a Fortress Affiliate or controlled by a Fortress Affiliate and (B) no Affiliated Service Company (as defined herein) is engaged by the issuer or (ii) (A) a Fortress Affiliate proposes to purchase at such time a larger percentage of the same class or tranche (or multiple classes or tranches in similar proportions) of such New Issuance than we propose to purchase, and the advisory board, independent board of directors (or committee thereof) or the third-party investors (or equivalent, as applicable) of such Fortress Affiliate has approved such purchase on the same terms as us and (B) the Adviser determines in good faith that (x) the conflict of interest with respect to us is substantially the same as the conflict of interest with respect to such Fortress Affiliate and (y) there is no material conflict of interest as between us, on the one hand, and such Fortress Affiliate, on the other.

“New Issuance” means the initial sale by the issuer (or its underwriter acting as such) of an interest in the relevant structured product.

Service companies may be appointed to provide services to us or with respect to structured products that may be owned directly or indirectly by us, or with respect to underlying assets or asset pools of such structured products or other securities, assets or instruments that we may hold directly or indirectly, including to act as collateral managers, custodians or trustees of structured products, to act as servicers of loans or to provide due diligence or similar services. Certain such companies acting in any such capacity that are affiliates of Fortress, the “Affiliated Service Companies.”

Existing Relationships

Fortress and its affiliates have long-term relationships with a significant number of unaffiliated third parties. In determining whether to invest in a particular asset on behalf of the Company, the Adviser will consider those relationships, and there may be certain transactions that will not be undertaken on behalf of the Company in view of such relationships. In addition, the existence and development of such relationships may be considered in the management of the Company and its investments. In providing services to its clients, Fortress, the Adviser or their respective affiliates may recommend activities that could directly or indirectly compete with or adversely affect the Company.

Transactions with Certain Beneficial Owners

We entered into a subscription agreement (the “BTG Subscription Agreement”) with BTG on July 31, 2024. Under the BTG Subscription Agreement, BTG agreed to purchase an aggregate of $100 million of our Class B shares in one or more closings, as determined by us in our sole discretion. BTG will have the option to acquire up to an additional $100 million of our Class B shares on the same terms as its initial purchase for a period of three years. As of December 31, 2024, BTG owns 4,993,024 Class B shares. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for additional information.

Investments with Other Fortress Affiliates

Additional conflicts of interest may arise as a result of the overlapping investment programs of the Company and other Fortress Affiliates.

•
Concurrent Co-investing. The Company is permitted to co-invest initially in a particular asset or instrument at substantially the same time as other Fortress Affiliates, in which case they would generally invest at substantially the same price. Although we may invest in tandem with other Fortress Managed Accounts, they will not necessarily invest through the same investment vehicles or use the same counterparties. This may result in differences in terms and amount of leverage (if any), and associated transaction costs. There can be no assurance that the Company would dispose of such an investment at substantially the same price or time as other Fortress Affiliates due to many factors that may or may not be foreseeable at the time of investment, including availability of capital for follow-on investment and other needs, differing basis in the investment, differing financing terms applicable to different investments, time horizons applicable to different Fortress Affiliates and their differing investment objectives and investment programs. Moreover, where the Company has invested in tandem with another Fortress Managed Account, its dissolution may have adverse consequences on the Company. See also “—Dissolution Risks” above.
•
Commonly-Held Investments. Where the Company and other Fortress Affiliates hold the same investment, the differing investment objectives of the Company and such Fortress Affiliates, as well as other factors applicable to the specific situation (including the differing liquidity requirements of the Company and such Fortress Affiliates), may result in a determination to dispose of, or retain, all or a portion of an investment on behalf of the Company at different times as such investment or portion thereof is being disposed of, or retained, by such Fortress Affiliates. Fortress may also recommend investments to Fortress Affiliates that may differ from investments recommended to us, even though our investment objectives and such Fortress Affiliates may be similar. Further, in some instances, Fortress Affiliates may choose to coordinate their activities (such as timing dispositions in an orderly way in order to avoid affecting the market value of a class of investment in an unduly volatile manner) with respect to commonly held investments, when it would theoretically be possible for the Adviser to act unilaterally with respect to our holdings in such investment. Such coordination could have the effect of lowering returns on such investment relative to what might have been achieved absent such coordination. However, the Adviser is not obligated to engage in such coordination and in fact may elect not to do so in any particular circumstance.
•
Investing in Pre-Existing Investments. The Company may invest in commercial real estate debt and residential loans and assets in which other Fortress Affiliates hold an interest, and Fortress Affiliates may otherwise transact with, provide services to or receive fees from, companies that sell assets to us. We may not obtain independent, third-party valuations prior to any investment by the Company in any such asset. Similarly, other Fortress Affiliates may later invest in entities or assets in which the Company has invested, which may have an effect (either positive or negative) on the market price of the Company’s investments. In circumstances in which we make an investment in an entity or asset in which other Fortress Affiliates have a pre-existing investment, we expect to make business decisions relating to such investment (such as, for example, financing or hedging interest rate, currency or credit risk) independently of the analogous decisions made with respect to such investment by such other Fortress Affiliates. This may result in situations where we choose not to hedge certain risks that other Fortress Affiliates do hedge (or vice versa), or the possibility that we are exposed to risks of financing (for example, possible margin calls) on an investment when other Fortress Affiliates are not (or vice versa).
•
Fortress Control Transactions. Subsequent to the date on which we acquire or originate (i) a loan to an issuer or (ii) otherwise invest in an issuer, one or more other Fortress Managed Accounts may seek to acquire a controlling interest in such issuer. In such circumstance, the Adviser expressly acknowledges that it would have a conflict of interest and expressly disclaim any duty to our shareholders to negotiate to maximize, or take other actions intended to maximize, the price to be paid by the Fortress Managed Accounts. Even in a circumstance in which an offer is made to acquire securities at a higher price than offered by the Fortress Managed Accounts, we may vote (subject to any applicable limitations) in favor of, enter into shareholder or voting agreements with respect to, or take other actions to support, the offer made by the Fortress Managed Accounts.
•
Risks and Restrictions Arising from Fortress Affiliate Activities. Fortress Affiliates regularly acquire confidential information and may enter into confidentiality and/or “standstill agreements” when assessing investment opportunities. These activities could prevent us from disposing of (or acquiring additional interests in) such investment opportunities, potentially for an extended period of time and could result in us disposing of an investment at a price that is lower than the price which we could have obtained if it were not subject to such restriction. A co-investment by the Company alongside other Fortress Affiliates, or a control investment by other Fortress Affiliates in an entity in which the Company has invested, may lengthen the period of time in which the Company holds that investment. Such investments by other Fortress Affiliates may also cause us to incur costs, either directly (e.g., if the transaction is a taxable event for the Company) or indirectly through their interests in co-investment funds or portfolio companies (e.g., a “break-up fee,” hedging costs or “broken deal” expenses). Further, the Company may be subject to regulatory or legal restrictions or constraints that may not have been applicable had Fortress Affiliates not also invested in the same entity (e.g., the investment in a single company or securitization vehicle by multiple Fortress Affiliates may be aggregated for regulatory purposes, resulting in possible public disclosure of the investment or becoming subject to “short-swing” trading rules under Section 16 of the Exchange Act).
•
Investing in Different Levels of the Capital Structure. The Company may hold interests in an entity or asset that are of a different class or type than the class or type of interests held by another Fortress Affiliate. For example, we may hold senior debt with respect to a property and a Fortress Affiliate may hold fee title to the same property. This would potentially result in the Company being senior to the Fortress Affiliate in the capital structure of such entity, which could mean that in a workout or other distressed scenario the Company might be adverse to other Fortress Affiliates and might recover all or part of its investment while the Fortress Affiliates might not. The Company will not be required to take any action or withhold from taking any action to mitigate losses by the Fortress Affiliates in such a scenario and may be less aggressive in exercising remedies against the Fortress Affiliates or the underlying property than the Company would be against an unaffiliated third-party. While we will seek to resolve any such conflicts in a fair and reasonable manner in accordance with Fortress’s prevailing policies and procedures with respect to conflicts resolution among Fortress Managed Accounts, there can be no assurance that any conflicts will be resolved in our favor. Unless otherwise required by the Advisers Act or our conflicts of interest policy, the Adviser will not be required to present to our board of trustees for approval the following transactions: (i) originating, acquiring or holding debt with respect to a property that is owned or controlled by a Fortress Affiliate, unless the terms of the applicable debt agreement are inconsistent with indicative market terms for transactions involving similar assets as confirmed by an independent third-party, or (ii) obtaining any short-term borrowings from Fortress Affiliates. Such permitted transactions may include, without limitation, an acquisition by us of a portfolio of commercial real estate debt and/or residential loans and assets in which a portfolio company of a Fortress Managed Account owns a portion of the debt or a portion of the underlying property.

Principal Transactions

Subject to applicable law and the Adviser’s policies, the Adviser could seek to effect a purchase or sale of an investment (a “principal transaction”) between the Company and the Adviser or another Fortress Affiliate. Such principal transactions will generally require the consent of the board of trustees under the Declaration of Trust, including a majority of our independent trustees.

Loan Origination by Fortress Affiliates

The Adviser will effect transactions between us and certain Fortress Affiliates, including Fortress Credit Corp. and DBD Credit Funding LLC, whereby such Fortress Affiliate will originate or acquire certain loans or other investments on our behalf prior to such loans or investments being acquired by us at a price equal to cost plus nominal origination fees, if applicable. To the extent such Fortress Affiliate receives nominal origination fees from us in exchange for originating such transactions, such fees are permitted to exceed out-of-pocket expenses.

Certain Other Fees Paid to Fortress Affiliates

In certain instances, including in order to comply with certain state lender licensing requirements, certain Fortress Affiliates, including Fortress Credit Corp. and DBD Credit Funding LLC, originate or acquire loans or other investments on our behalf prior to such loans or investments being acquired by us at a price equal to cost plus nominal origination fees, if applicable. To the extent such Fortress Affiliate receives nominal origination fees from us in exchange for originating such transactions, such fees are permitted to exceed out-of-pocket expenses.

Reliance on Fortress Professionals

The success of the Company is substantially dependent on the senior investment professionals of Fortress, including members of the Investment Committee. Should one or more of these individuals become incapacitated or in some other way cease to perform their duties for the Adviser on behalf of the Company, the Company’s performance could be materially adversely affected through a diminished capacity to obtain investment opportunities, to structure and execute the Company’s potential investments and to execute the Company’s business plans. Neither we nor the Adviser currently maintain key man life insurance with respect to any of such persons.

Valuation Matters

The NAV of our shares will be calculated and accounted for in accordance with our valuation guidelines. Valuations used by the Adviser could be incorrect, and consequently the value of our shares may not correspond to the NAV.

Regulated Industries

We may originate or acquire loans secured by real estate and the owners of such real estate may operate in regulated industries, such as gaming. We may be subject to certain restrictions when considering foreclosing on any such collateral. For example, there may be limits on the aggregate amount of investment by affiliated investors that may not be exceeded in certain regulated industries without the grant of a license or other regulatory or corporate consent or, if exceeded, may cause us, Fortress Affiliates and/or clients of either to suffer disadvantages or business restrictions. As a result, our Adviser may restrict or limit our exercise of rights in connection with such loans.

Debt Investments Where Fortress Affiliates Provide or Arrange Financing to the Same Entity

Fortress Affiliates are engaged in the business of originating, underwriting, syndicating, acquiring and trading debt investments and loans of corporate and other borrowers, which may include borrowers or issuers that have issued or may issue debt investments or loans that are held by us. The holders of senior loans or junior investments (which may include Fortress Affiliates) may, and in the event of the issuer’s financial distress or insolvency will, have interests substantially divergent from ours. Thus, while Fortress will seek to address the conflicts between senior lenders and investors in junior investments at the times any such transactions are structured and seek to establish terms of the respective debt or other investments which would have been negotiated by unaffiliated third-parties not having similar conflicts, there can be no assurance that our will not be subordinated to those of Fortress, the other Fortress Affiliates or their clients to our detriment. For instance, in connection with our investments, Fortress or other Fortress Affiliates may seek to exercise creditor’s rights under the applicable loan agreement or other document in a manner which may be detrimental to us.

Other Conflicts

We may retain certain of the Adviser’s affiliates, from time to time, for services relating to our investments or our operations, which may include accounting and audit services (including valuation support services), account management services, corporate secretarial services, data management services, trusteeship services, information technology services, finance and budget services, human resources, judicial processes, legal services, operational services, risk management services, tax services, treasury services, loan management services, construction management services, mortgage servicing, special servicing, services related to capital markets and credit origination, and/or other types of insurance and related services, asset management services, transaction support services, transaction consulting services and other similar operational matters. We or our subsidiaries may also issue equity incentives to certain employees of such affiliates. Any payments made to the Adviser’s affiliates will not reduce the management fee or performance fee. Any such arrangements will be at or below market rates.

Such services may be provided by the Adviser’s affiliates to the Company and other Fortress Managed Accounts. In particular, the Adviser’s affiliates will provide asset management services, including certain mortgage-related services, to the Company and other Fortress Managed Accounts, which services may include credit evaluation of the properties securing our investments, services related to mortgage servicing, consulting/brokerage, capital markets/credit origination, and loan servicing, monitoring Company management and operations where appropriate, monitoring the progress of construction and development of properties, including “build-to-suit” properties, and tracking of payment obligations and cash payments. The

Adviser shall have the right to cause Fortress’s in-house legal (including, for the avoidance of doubt, compliance) services for the Company to be rendered by employees of Fortress or its affiliates, and the Company shall pay or reimburse Fortress or its affiliates performing such services for the cost thereof. The Company shall bear all costs and expenses of the Adviser’s affiliates (other than the costs and expenses of Affiliated Service Companies) that are directly attributable to the salaries, bonuses and fringe benefits payable to employees of the Adviser’s affiliates performing asset management services whose work is provided solely to the Company and all costs and expenses of information systems, software and hardware utilized solely by the Company in connection with asset management. For any asset management services provided to the Company and other Fortress Managed Accounts, the Company shall bear its allocable share of such costs and expenses, as well as all costs and expenses of information systems, software and hardware utilized by the Company and other Fortress Managed Accounts in connection with asset management, such allocable share to be based on the relative values of the specific assets of the Company and other Fortress Managed Accounts for which asset management services are being provided. For the avoidance of doubt, if as part of his/her responsibilities, an employee of the Adviser’s affiliate performs functions in addition to asset management services, the Company shall only be responsible for the reimbursement of the allocable portion of the employee’s salary, bonus and fringe benefits corresponding to the employee’s time spent devoted to asset management services.

To the extent other services enumerated above are provided by the Adviser’s affiliates to the Company and other Fortress Managed Accounts, the Adviser shall allocate the costs and expenses related to such services among the Company and such other Fortress Managed Accounts in a manner that the Adviser, in its discretion, determines is fair and reasonable.

The Adviser and the Company will generally engage common legal counsel and other advisors in a particular transaction, including a transaction in which there are conflicts of interest. Members of the law firms engaged to represent the Company could be investors in the Company and could also represent one or more of the companies/tenants or investors involved in the Company’s investment program. In the event of a significant dispute or divergence of interest between the Company, Fortress and/or its affiliates, the parties will at times engage separate counsel in the sole discretion of Fortress and its affiliates, and in litigation and other circumstances separate representation will occasionally be required. Additionally, Fortress and its affiliates and the Company and the companies/parties involved in the Company’s investment program will at times engage other common service providers (including accountants, administrators, lenders, bankers, brokers, attorneys, consultants, and investment or commercial banking firms). Such advisors and services providers may be investors in the Company, affiliates of Fortress and its affiliates and/or sources of investment opportunities and co-investors or counterparties therewith. In certain circumstances, the law firm or service provider may charge varying rates or engage in different arrangements for services provided to Fortress and its affiliates and the Company. This may result in Fortress or its affiliates receiving a more favorable rate on services provided to it by such a common service provider than those payable by the Company, or Fortress or its affiliates receiving a discount on services even though the Company receives a lesser, or no, discount. This creates a conflict of interest between Fortress and its affiliates, on the one hand, and the Company on the other hand, in determining whether to engage such service providers, including the possibility that Fortress will favor the engagement or continued engagement of such persons if it receives a benefit from such service providers, such as lower fees, that it would not receive absent the engagement of such services provider by the Company.

Certain advisors and other services providers to the Company, or certain entities in which the Company has an investment, may also provide goods or services to, or have business, personal, financial or other relationships with, Fortress or the Company’s affiliates. These relationships may influence Fortress or its affiliates in deciding whether to select or recommend such service providers to perform services for the Company. The Adviser will generally select a Company’s service providers and will determine the compensation of such providers without review by or consent of the Company’s investors. To the extent allowable under its governing documents, the Company, regardless of the relationship to Fortress and its affiliates of the person performing the services, will generally bear the fees, costs and expenses related to such services. This may create an incentive for the Adviser or its affiliates to select service providers based on the potential benefit to Fortress and its affiliates rather than the Company.

By subscribing for shares of the Company, investors will be deemed to have consented to the allocation of these benefits other than to the Company, including to Fortress and its affiliates and other clients, and to have waived the conflict of interest that arises from engaging such counterparties.

Certain Business Relationships

Joshua Pack, Timothy Sloan and Avraham Dreyfuss are directors, officers or employees of the Adviser, Fortress, other Fortress Affiliates and other Fortress Managed Accounts. As a result, Messrs. Pack, Sloan and Dreyfuss presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities. These duties to the Adviser, Fortress, other Fortress Affiliates and other Fortress Managed Accounts may from time to time conflict with the duties the trustees and officers owe to the Company.

Trustee Independence

Pursuant to our Declaration of Trust, the Company has adopted the definition of independence in NYSE Listing Manual Rule 303A.02, as such rules or requirements may be amended from time to time, in assessing whether a trustee qualifies as “independent.” See “Item 10. Directors, Executive Officers and Corporate Governance” for additional information concerning independence of our trustees.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors

During the period from June 4, 2024 (Date of Formation) to December 31, 2024, Deloitte & Touche LLP (“Deloitte”) served as our independent auditor.

Audit and Non-Audit Fees

The following table sets forth the fees billed by Deloitte as of the date of this filing for the period from June 4, 2024 (Date of Formation) through December 31, 2024 (in thousands):

Fiscal Year Ended December 31, 2024
Audit fees	$338
Audit-related fees	—
Tax fees	—
All other fees	—
Total	$338

The Audit Committee was advised that there were no services provided by Deloitte that were unrelated to the audit of the annual fiscal year-end financial statements and the review of interim financial statements that could impair Deloitte from maintaining its independence as our independent auditor and concluded that it was independent.

Audit Fees

Audit fees include fees for services that normally would be provided by Deloitte in connection with statutory and regulatory filings or engagements and that generally only an independent accountant can provide. In addition to fees for the audit of our annual financial statements and the review of our quarterly financial statements in accordance with generally accepted auditing standard, this category contains fees for comfort letters, statutory audits, consents, and assistance with and review of documents filed with the SEC.

Audit-related services

Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees

Tax fees include amounts billed to us for professional services performed by professional staff in our independent registered public accounting firm’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and advice, including federal, state and local tax issues. Services may also include assistance with tax audits and appeals before the U.S. Internal Revenue Service and similar state and local taxing authorities, as well as federal, state and local tax issues related to REIT due diligence of property acquisitions.

All other fees

These are fees for any services not included in the above-described categories.

Audit Committee Pre-Approval Policies and Procedures

In accordance with our Audit Committee pre-approval policy, all audit and non-audit services performed for us by our independent registered public accounting firm were pre-approved by the Audit Committee of our board of trustees, which concluded that the provision of such services by Deloitte was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

The pre-approval policy provides for categorical pre-approval of specified audit and permissible non-audit services. Services to be provided by the independent registered public accounting firm that are not within the category of pre-approved services must be approved by the Audit Committee prior to engagement, regardless of the service being requested or the dollar amount involved.

Requests or applications for services that require specific separate approval by the Audit Committee are required to be submitted to the Audit Committee, and must include a description of the services to be provided and a statement by the independent registered public accounting firm and principal accounting officer of the Company confirming that the provision of the proposed services does not impair the independence of the independent registered public accounting firm.

The Audit Committee may delegate pre-approval authority to one or more of its members or a subcommittee. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate to management its responsibilities to pre-approve services to be performed by the independent registered public accounting firm.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
List of documents filed:
(1)
The Financial Statements of the Company. (See Item 8 above).
(2)
The Financial Statement Schedules. (See Item 8 above). The information required by Schedule IV is included in the Notes to Consolidated Financial Statements.
(3)
Exhibits

Exhibit Number	Exhibit Description
3.1

Fifth Amended and Restated Declaration of Trust of the Company, dated December 16, 2024 (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on December 19, 2024 and incorporated by reference herein)

3.2

Certificate of Trust of the Company, dated June 4, 2024 (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 initially filed on September 6, 2024 and incorporated by reference herein)

3.3	Amended and Restated Bylaws of the Company, as adopted July 31, 2024 (filed as Exhibit 3.3 to the Company’s Registration Statement on Form 10 initially filed on September 6, 2024)

4.1

Amended and Restated Distribution Reinvestment Plan adopted by the Company, effective as of December 16, 2024 (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on December 19, 2024 and incorporated by reference herein)

4.2	Amended and Restated Share Repurchase Plan (filed as Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q filed on December 19, 2024 and incorporated by reference herein)

4.3*	Description of Securities of the Company

10.1

Fourth Amended and Restated Management Agreement, dated December 16, 2024, by and among the Company and the Adviser (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on December 19, 2024 and incorporated by reference herein)

10.2

Third Amended and Restated Management Agreement, dated November 18, 2024, by and among the Company and the Adviser (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 22, 2024)

10.3

Second Amended and Restated Management Agreement, dated August 29, 2024, by and among the Company and the Adviser (filed as Exhibit 10.1 to the Company’s Registration Statement on Form 10 initially filed on September 6, 2024 and incorporated by reference herein)

10.4

Third Amended and Restated Dealer Manager Agreement, dated December 16, 2024, by and among the Company, the Adviser and the Dealer Manager (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on December 19, 2024 and incorporated by reference herein)

10.5

Second Amended and Restated Dealer Manager Agreement, dated November 18, 2024, by and among the Company, the Adviser and the Dealer Manager (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 22, 2024)

10.6

Amended and Restated Dealer Manager Agreement, dated August 29, 2024, by and among the Company, the Adviser and the Dealer Manager (filed as Exhibit 10.3 to the Company’s Registration Statement on Form 10 initially filed on September 6, 2024 and incorporated by reference herein)

10.7

Administration Agreement, dated June 14, 2024, by and between the Company and the Administrator (filed as Exhibit 10.2 to the Company’s Registration Statement on Form 10 initially filed on September 6, 2024 and incorporated by reference herein)

10.8

Form of Indemnification Agreement by and between the Company and its trustees and officers (filed as Exhibit 10.4 to the Company’s Registration Statement on Form 10 initially filed on September 6, 2024 and incorporated by reference herein)

10.9*	Form of Subscription Agreement

10.10

Master Repurchase Agreement, dated August 16, 2024, by and between FCR GS Seller I LLC, as seller, and Goldman Sachs Bank USA, as purchaser (filed as Exhibit 10.7 to the Company’s Registration Statement on Form 10 initially filed on September 6, 2024 and incorporated by reference herein)

10.11

Guaranty, dated August 16, 2024, made by the Company, as guarantor, for the benefit of Goldman Sachs Bank USA (filed as Exhibit 10.8 to the Company’s Registration Statement on Form 10 initially filed on September 6, 2024 and incorporated by reference herein)

10.12

Master Repurchase Agreement, dated October 11, 2024, by and between FCR DC GS Seller III LLC, as seller, and Goldman Sachs Bank USA, as purchaser (filed as Exhibit 10.9 to the Company’s Registration Statement on Form 10 filed on October 18, 2024 and incorporated by reference herein)

10.13

Guaranty, dated October 11, 2024, made by the Company, as guarantor, for the benefit of Goldman Sachs Bank USA (filed as Exhibit 10.10 to the Company’s Registration Statement on Form 10 filed on October 18, 2024 and incorporated by reference herein)

10.14

Master Repurchase Agreement, dated October 11, 2024, by and between FCR DC JV Atlas Seller LLC, as seller, and Atlas Securitized Products Investments 2, L.P., as buyer (filed as Exhibit 10.11 to the Company’s Registration Statement on Form 10 filed on October 18, 2024 and incorporated by reference herein)

10.15

Guaranty, dated October 11, 2024, made by the Company, as guarantor, for the benefit of the buyers (filed as Exhibit 10.12 to the Company’s Registration Statement on Form 10 filed on October 18, 2024 and incorporated by reference herein)

10.16

Form of Participating Broker-Dealer Agreement by and between the Dealer Manager and participating broker-dealers (filed as Exhibit 10.13 to the Company’s Registration Statement on Form 10 filed on November 15, 2024 and incorporated by reference herein)

10.17

Loan and Security Agreement, dated November 8, 2024, among JPMorgan Chase Bank, N.A., as administrative agent, the lenders from time to time party thereto, and FCR TL Holdings LLC, as borrower (filed as Exhibit 10.14 to the Company’s Registration Statement on Form 10 filed on November 15, 2024 and incorporated by reference herein)

10.18

Limited Guaranty, dated November 8, 2024, made by the Company, as guarantor, for the benefit of the lenders (filed as Exhibit 10.15 to the Company’s Registration Statement on Form 10 filed on November 15, 2024 and incorporated by reference herein)

10.19

Promissory Note, dated November 8, 2024, by and between FCR TL Holdings LLC, as obligor, and JPMorgan Chase Bank, N.A., as lender (filed as Exhibit 10.16 to the Company’s Registration Statement on Form 10 filed on November 15, 2024 and incorporated by reference herein)

10.20*	Master Repurchase Agreement, dated December 18, 2024, by and between FCR Key GS Seller II LLC, as seller, and Goldman Sachs Bank USA, as purchaser

10.21*	Guaranty, dated December 18, 2024, made by the Company, as guarantor, for the benefit of Goldman Sachs Bank USA

14*	Code of Ethics

19*	Insider Trading Policy

21.1*	Subsidiaries of the Company

31.1*	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Audit Committee Charter

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** The certifications furnished in Exhibits 32.1, 32.2 and 32.3 hereto are deemed to accompany this Annual Report and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 28, 2025

Fortress Credit Realty Income Trust

/s Avraham Dreyfuss
Name:	Avraham Dreyfuss
Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Joshua Pack	Co-Chief Executive Officer and Trustee (Co-Principal Executive Officer)	March 28, 2025
Joshua Pack
/s/ Timothy Sloan	Co-Chief Executive Officer and Trustee (Co-Principal Executive Officer)	March 28, 2025
Timothy Sloan
/s/ Avraham Dreyfuss	Chief Financial Officer (Principal Financial Officer)	March 28, 2025
Avraham Dreyfuss
/s/ David Saeta	Independent Trustee	March 28, 2025
David Saeta
/s/ James B. Perry	Independent Trustee	March 28, 2025
James B. Perry
/s/ David Weber	Independent Trustee	March 28, 2025
David Weber