Form 10-Q
period 2025-03-31
FORTRESS CREDIT REALTY INCOME TRUST
filed 2025-05-13
CIK 2026738

l

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class:	Trading Symbol(s):	Name of each exchange on which registered:
N/A	N/A	N/A

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

As of May 13, 2025, the issuer had the following shares outstanding: 22,132,662 Class B shares, 4,432,604 Class R shares, 15,465,595 Class J-1 shares, 3,270,305 Class J-2 shares, 1,501,048 Class J-4 shares, 202,633 Class S shares, 853,380 Class I shares and 1,286,088 Class E shares.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements, which relate to future events or the future performance or financial condition of Fortress Credit Realty Income Trust (the “Company,” “we,” “us,” or “our”). Forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “target,” “project,” “estimate,” “intend,” “continue” or “believe” or the negatives thereof or other variations thereon or comparable terminology, although not all forward-looking statements include these words. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Some of the statements in this Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Form 10-Q may include statements as to:

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
•
actual and potential conflicts of interest with FCR Advisors, LLC, a Delaware limited liability company (the “Adviser”), the Dealer Manager (as defined herein) or any of their respective affiliates;
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

The forward-looking statements contained in this Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors,” “Item 2. Financial Information—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2025. Other factors that could cause our actual results to differ materially include:

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
•
distributions are not guaranteed and may be funded from sources other than cash flow from operations, including, without limitation, borrowings, offering proceeds (including from sales of our shares to all Fortress Investment Group LLC, a Delaware limited liability company (“Fortress”), affiliates, members, shareholders, officers, director and employees), proceeds from repayments of our real estate debt investments, sales of our liquid investments and, if necessary, sales of our investments and/or assets, and we have no limits on the amounts we may fund from such sources;
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

For more information regarding these and other risks and uncertainties that we face, see the section entitled “Item 1A. Risk Factors” in our Annual Report and any such updated factors included in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document.

v

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Fortress Credit Realty Income Trust

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share data)

	As of	As of
Assets	March 31, 2025	December 31, 2024
Commercial real estate loan investments, at fair value	$871,906	$370,401
Investments in real estate-related assets, at fair value	138,549	80,667
Cash and cash equivalents	90,724	83,766
Restricted cash	238,234	113,106
Other assets	7,113	4,796
Total assets	$1,346,526	$652,736
Liabilities and Equity
Liabilities
Repurchase facilities payable, net	$372,191	$231,934
Revolving credit facility, net	40,025	61,436
Subscriptions received in advance	220,645	105,063
Due to affiliate	8,322	7,121
Lender reserves	20,766	9,383
Accounts payable and accrued expenses	2,163	1,313
Distribution payable	4,346	2,761
Other liabilities	25,284	1,713
Total liabilities	693,742	420,724

Commitments and contingencies (Note 10)
Redeemable common stock (Note 6)	25,643	22,739

Equity
Common stock - Class B shares, $0.01 par value per share, 17,659 and 9,401 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	177	94
Common stock - Class R shares, $0.01 par value per share, 3,571 and 976 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	36	10
Common stock - Class J-1 shares, $0.01 par value per share, 8,365 and 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	84	—
Common stock - Class J-2 shares, $0.01 par value per share, 2,251 and 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	22	—
Common stock - Class I shares, $0.01 par value per share, 184 and 18 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	2	—
Additional paid-in capital	615,815	204,633
Accumulated deficit	(3,765)	(4,081)
Total stockholders’ equity	612,371	200,656
Non-controlling interests	14,770	8,617
Total equity	627,141	209,273
Total liabilities and equity	$1,346,526	$652,736

See accompanying notes to the condensed consolidated financial statements.

Fortress Credit Realty Income Trust

Condensed Consolidated Statement of Operations (Unaudited)

(in thousands, except per share data)

For the three months ended March 31, 2025
Revenues
Interest income	$19,492
Total revenues	19,492

Expenses
Organizational costs	115
General and administrative	2,236
Total expenses	2,351

Other income (expense)
Interest expense	(6,529)
Net unrealized loss on investments	(713)
Net realized loss on investments	(524)
Other income	1,801
Total other income (expense)	(5,965)

Net income	11,176
Net income attributable to non-controlling interests	820
Net income attributable to common stockholders	$10,356

Earnings per share amount of common stock — basic and diluted — (Note 7)	$0.41
Weighted-average shares of common stock outstanding — basic and diluted — (Note 7)	25,508

See accompanying notes to the condensed consolidated financial statements.

Fortress Credit Realty Income Trust

Condensed Consolidated Statement of Changes in Equity (Unaudited)

(in thousands)

	For the three months ended March 31, 2025
	Par Value
	Class B	Class R	Class J-1	Class J-2	Class I	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance as of December 31, 2024	$94	$10	$—	$—	$—	$204,633	$(4,081)	$200,656	$8,617	$209,273
Common stock issued	82	26	84	22	2	409,161	—	409,377	—	409,377
Offering costs	—	—	—	—	—	(260)	—	(260)	—	(260)
Distribution reinvestment	1	—	—	—	—	2,344	—	2,345	—	2,345
Net income	—	—	—	—	—	—	10,356	10,356	820	11,176
Distributions declared on common stock ($0.4032 gross per share)	—	—	—	—	—	—	(10,040)	(10,040)	—	(10,040)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	25,820	25,820
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(20,487)	(20,487)
Allocation to redeemable common shares	—	—	—	—	—	(63)	—	(63)	—	(63)
Balance as of March 31, 2025	$177	$36	$84	$22	$2	$615,815	$(3,765)	$612,371	$14,770	$627,141

See accompanying notes to the condensed consolidated financial statements.

Fortress Credit Realty Income Trust

Condensed Consolidated Statement of Cash Flows (Unaudited)

(in thousands)

For the three months ended March 31, 2025
Cash flows from operating activities:
Net income	$11,176
Adjustments to reconcile net income to net cash provided by operating activities:
Organizational costs	115
Amortization of deferred financing costs	277
Net unrealized loss on investments	713
Net realized loss on investments	524
Changes in assets and liabilities:
Increase in other assets	(4,492)
Increase in other liabilities	2,123
Net cash provided by operating activities	10,436

Cash flows from investing activities:
Originations and fundings of commercial real estate loans	(501,505)
Fundings of other real estate-related investments	(75,726)
Proceeds received from other real-estate related investments	17,593
Change in lender reserves	12,687
Net cash used in investing activities	(546,951)

Cash flows from financing activities:
Borrowings under repurchase agreements	140,902
Borrowings under revolving credit facility	9,823
Repayment of revolving credit facility	(31,249)
Proceeds from issuance of common stock	327,497
Proceeds from issuance of redeemable common stock	2,610
Payments of deferred financing costs	(907)
Subscriptions received in advance	220,645
Payment of distributions to common stock	(6,053)
Contributions from non-controlling interests	25,820
Distributions to non-controlling interests	(20,487)
Net cash provided by financing activities	668,601
Net change in cash, cash equivalents and restricted cash	132,086

Cash, cash equivalents and restricted cash, beginning of period	196,872
Cash, cash equivalents and restricted cash, end of period	$328,958

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$90,724
Restricted cash	238,234
Total cash, cash equivalents and restricted cash	$328,958

Supplemental disclosures:
Cash paid for interest	$5,879

Non-cash investing and financing activities:
Accrued distributions	$4,346
Advanced offering costs due to affiliate	$1,964
Distribution reinvestment	$2,402
Accrued stockholders servicing fee	$24,896
Issuance of Class E shares as payment of the board of directors compensation	$175
Allocation to redeemable common shares	$63

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

The Company is authorized to issue an unlimited number of common shares of beneficial interests, par value $0.01 per share. Initially, the Company offered up to $300 million in Class B shares, and up to $50 million in Class R shares, not including any shares issued pursuant to its distribution reinvestment plan or any Class E shares purchased by Fortress or employees, officers or directors of Fortress or its affiliates (including eligible family members). If the Company had not raised $300 million or more in gross proceeds in its private offering on or before August 1, 2027, then, upon the written request of shareholders holding at least a majority of the Company’s Class B shares, the Company’s board of trustees would have commenced liquidation, dissolution and winding up of the Company in an orderly manner as set forth in the Company’s declaration of trust. During the three months ended March 31, 2025, the Company exceeded $300 million in gross proceeds in its private offering.

The share classes have different upfront selling commissions, dealer manager fees ongoing shareholder servicing fees, management fees, and performance participation allocation. The Company is offering its shares through a continuous private placement offering under Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The purchase price per share for each class of our common shares will vary and will generally equal the Company’s prior month’s net asset value (“NAV”) per share, as calculated monthly.

2. Summary of Significant Accounting Policies

The Company believes the following significant accounting policies, among others, affect its more significant estimates and assumptions used in the preparation of the condensed consolidated financial statements.

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 28, 2025.

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

We have not presented a condensed consolidated statement of operations, condensed consolidated statement of changes in equity, or a condensed consolidated statement of cash flows for the three months ended March 31, 2024 because the Company did not have any activity or operations during that period. The Company’s results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year or any other future period.

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

The Company’s fair value option elections will be made in accordance with the guidance in Accounting Standards Codification (“ASC”) 825, Financial Instruments, that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets. In the cases of loans and securities investments for which the fair value option is elected, loan origination fees and costs related to the origination or acquisition of the instrument should be immediately recognized in earnings on the Condensed Consolidated Statement of Operations within other income. Unrealized gains and losses on assets for which the fair value option has been elected are also reported in earnings without deferral. This is because under the fair value option, a lender reports the instrument at its exit price (i.e., the price that would be received to sell the instrument in an orderly transaction), which reflects the market’s assessment of the instrument’s cash flows and risks and does not include any entity-specific costs or fees.

The Company estimates fair value based on the best information available as of the date of the valuation. Should market conditions deteriorate, or should the Company’s assumptions change, further valuation adjustments may be required in future periods, and such adjustments could be material to the financial performance and cash flows of the Company.

Commercial Real Estate Loan Investments

CRE loan investments structured as senior loans are secured by the borrower’s interest in underlying real estate and are recorded at fair value. Changes in the fair value are recorded as net unrealized loss on investments in the Company’s Condensed Consolidated Statement of Operations.

Investments in Real Estate-Related Assets

Mortgage Servicing Rights

The Company has entered into a subscription agreement for an investment in a conventional mortgage servicing rights portfolio (“MSR”) and has agreed to purchase up to an aggregate of $150.0 million subscriptions. The subscription agreement was executed in connection with a joint venture agreement with a third party. Pursuant to the joint venture operating agreement, most major decisions related to the joint venture, including acquisitions thereof, and its assets require the consent of the Company. The Company also retains the unilateral right to cause the joint venture to take certain actions, including as to matters related to litigation, servicing and disposition of assets. The equity investments are recorded at fair value. Changes in the fair value are recorded as net unrealized gain on investments in the Company’s Condensed Consolidated Statement of Operations.

Residential Bridge Loans

The Company has entered into a forward flow relationship with a non-bank lender to purchase newly originated bridge loans secured by mortgages on residential properties. Upon purchase of residential bridge loans, the principal balance is recorded on the Condensed Consolidated Balance Sheets at fair value. Changes in the fair value are recorded as net unrealized loss on investments in the Company’s Condensed Consolidated Statement of Operations.

Tax Lien Investments

Tax lien investments are legal claims against a residential or commercial property of an individual that fails to pay property taxes owed to the local government. When the lien is issued, a certificate evidences the amount owed on the property plus interest and penalties due. The Company records bid deposits as a component of other assets on the Condensed Consolidated Balance Sheets, which are refunded by the municipality if the Company does not win the bid. As of March 31, 2025 and December 31, 2024, the Company recorded $40,000 and $0.4 million, respectively, of bid deposits as a component of other assets on the Condensed Consolidated Balance Sheets. If the Company is subsequently awarded the lien certificate, the principal balance and accrued interest are recorded on the Condensed Consolidated Balance Sheets at fair value. Changes in the fair value are recorded as net unrealized gain on investments in the Company’s Condensed Consolidated Statement of Operations.

Repurchase Agreements

The Company may finance CRE loan investments using a repurchase agreement and secure these financing transactions with the CRE loan investments. The repurchase agreements are, therefore, treated as collateralized financing transactions and recorded at par value on the Condensed Consolidated Balance Sheets and corresponding interest income and expense are reported on a gross basis in the Condensed Consolidated Statement of Operations.

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

Valuation of liabilities not measured at fair value

As of March 31, 2025, the Company’s Repurchase Facilities (as defined below) and Revolving Credit Facility (as defined below) are carried at cost which approximates fair value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an estimated market yield. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.

Cash and Cash Equivalents

The Company held $90.7 million and $83.8 million of cash and cash equivalents as of March 31, 2025 and December 31, 2024, respectively, which represents cash on hand, cash held in banks and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk.

Restricted Cash

As of March 31, 2025 and December 31, 2024, restricted cash consists primarily of $220.6 million and $105.1 million, respectively, of cash received for subscriptions prior to the date in which the subscriptions are effective, which is held in a bank account controlled by the Company’s transfer agent but in the name of the Company. As of March 31, 2025 and December 31, 2024, other restricted cash of $17.6 million and $8.0 million, respectively, consist of amounts reserved to service loan interest due to the Company.

Deferred Charges

The Company’s deferred charges include financing costs for legal and other loan costs incurred by the Company for its financing agreements. In accordance with ASC 835, Interest, the Company records deferred financing costs as a reduction of the related liability on the Condensed Consolidated Balance Sheets and amortizes using the straight-line method, which approximates the effective interest method, over the term of the applicable financing agreements.

Lender Reserves

As of March 31, 2025 and December 31, 2024, the Company had $20.8 million and $9.4 million, respectively, in obligations related to lender reserves. Lender reserves primarily represent interest, tax and insurance on commercial real estate loans held by the Company on behalf of the borrower and are presented on the Condensed Consolidated Balance Sheets as a liability.

Revenue Recognition

Interest income on loans and financial instruments is accrued based on the outstanding principal amount and contractual terms of the instrument. Origination fees are recorded directly in income in the Condensed Consolidated Statement of Operations within interest income and are not deferred.

Redeemable Common Stock

The Company classifies common shares held by an affiliate of the Company as redeemable common stock on the Condensed Consolidated Balance Sheets at the greater of their carrying amount or their redemption value. Redemption value is determined based on the Company’s NAV per share of the applicable share class as of the reporting date. Changes in the fair value of redeemable common stock are recorded to additional paid-in capital.

Income Taxes

The Company qualifies to be taxed as a REIT under the Code, commencing with its taxable year ended December 31, 2024. The Company’s qualification as a REIT will depend upon its ability to meet, on a continuing basis, through actual investment and operating results, various complex requirements under the Code relating to, among other things, the sources of the Company’s gross income, the composition and value of the Company’s assets, the Company’s distribution levels and the diversity of ownership of the Company’s capital shares. The Company believes that it is organized in conformity with the requirements for qualification as a REIT under the Code and that its manner of operation enables the Company to meet the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes.

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

Earnings Per Share

Basic earnings/(loss) per share of common shares is determined by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings/(loss) per share is computed by dividing net earnings/(loss) attributable to shareholders for the period by the weighted average number of common shares and common share equivalents outstanding (unless their effect is antidilutive) for the period. There are no common share equivalents outstanding during the period presented that would have a dilutive effect, and accordingly, the weighted average number of common shares outstanding is identical for both basic and diluted shares.

Share-Based Compensation

Each of the trustees who are not affiliated with the Adviser or Fortress receive $100,000 of Class E shares for services provided annually. The Company accounts for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation and recognizes compensation expense based on the fair value of the award on the date of grant. The award of common shares vests immediately upon issuance. See “Note 6 – Equity and Non-Controlling Interests” for additional information regarding share-based compensation.

Segment Reporting

The Company operates and reports its business as a single reportable segment, which includes originating, acquiring, managing and investing in CRE Debt and other real-estate related assets. The Company’s chief operating decision maker (“CODM”) is the Co-Chief Executive Officers. The CODM makes key operating decisions, evaluates financial results, and allocates resources at the consolidated level for the entire portfolio based on consolidated revenues, expenses, and net income as reported on the Condensed Consolidated Statement of Operations. Accordingly, the Company has a single operating and reportable segment and the CODM evaluates profitability using net income. Net income is used by the CODM in assessing the operating performance of the segment. All expense categories on the Condensed Consolidated Statement of Operations are significant and there are no significant segment expenses that require disclosure.

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

3. Commercial Real Estate Loan Investments

As of March 31, 2025, the Company held the following 36 investments in senior secured CRE loans ($ in thousands):

Location	Property Type	Loan Amount (1)	Outstanding Principal	Fair Value	Interest Rate(2)	Maturity Date	Maximum Maturity(3)
New York	Multifamily	$12,500	$12,314	$12,314	9.13%	8/9/2026	8/9/2027
New York	Multifamily	9,250	8,900	8,900	9.13%	8/9/2026	8/9/2027
New York	Multifamily	3,800	3,800	3,800	9.06%	10/1/2026	10/1/2027
California	Retail	32,910	30,500	30,500	7.76%	9/26/2027	9/26/2029
New York	Multifamily	5,700	5,500	5,500	9.06%	10/1/2026	9/20/2027
Florida	Multifamily	21,780	21,000	21,000	8.07%	10/2/2027	10/2/2029
Louisiana	Multifamily	66,800	66,550	66,550	7.84%	11/1/2026	10/31/2029
Georgia	Retail	28,500	28,500	28,500	9.47%	11/4/2027	11/30/2029
New York	Multifamily	3,600	3,600	3,600	8.39%	12/1/2026	8/9/2027
Texas	Hospitality	27,200	23,725	23,725	7.70%	11/20/2027	11/20/2029
California	Multifamily	11,175	9,550	9,550	7.24%	12/1/2027	12/1/2029
California	Multifamily	12,000	12,000	12,000	7.82%	12/1/2027	12/1/2029
New York	Multifamily	33,750	33,750	33,750	7.93%	11/25/2026	11/25/2028
Oregon	Multifamily	58,000	57,807	57,807	8.15%	1/1/2028	12/1/2030
New York	Multifamily	6,875	6,875	6,875	8.33%	12/9/2025	12/9/2027
New York	Multifamily	7,875	5,860	5,860	8.44%	1/1/2027	1/1/2028
New York	Multifamily	11,400	10,125	10,125	8.15%	12/1/2026	12/19/2027
New York	Mixed-use	9,200	7,950	7,950	8.13%	12/27/2026	12/27/2028
California	Multifamily	25,100	24,150	24,150	7.86%	1/1/2027	1/1/2029
New York	Mixed-use	98,000	90,257	90,257	7.98%	1/10/2026	1/10/2026
New York	Multifamily	12,400	10,763	10,763	7.98%	1/16/2027	1/16/2027
New York	Mixed-use	3,575	3,575	3,575	8.28%	1/16/2027	1/16/2027
New York	Mixed-use	13,100	10,650	10,650	8.13%	1/17/2027	1/17/2027
Massachusetts	Industrial	65,500	50,498	50,498	6.66%	1/30/2028	1/30/2028
Colorado	Hospitality	48,000	47,000	47,000	8.39%	1/31/2028	1/31/2028
New York	Mixed-use	5,150	5,150	5,150	8.18%	2/10/2027	2/10/2027
New York	Mixed-use	11,500	11,500	11,500	8.08%	2/13/2027	2/13/2027
New York	Mixed-use	6,750	5,500	5,500	8.13%	2/14/2027	2/14/2027
New York	Multifamily	11,250	10,850	10,850	8.25%	2/21/2027	2/21/2027
Florida	Industrial	8,805	7,980	7,980	8.13%	2/6/2027	2/6/2027
California	Industrial	48,314	46,000	46,000	8.26%	9/1/2027	9/1/2027
Arizona	Multifamily	71,614	59,912	59,912	7.71%	3/1/2027	3/1/2027
New York(4)	Hospitality	110,000	110,000	110,000	8.57%	3/20/2026	3/20/2026
New York	Mixed-use	5,500	5,500	5,500	8.48%	3/26/2026	3/26/2026
New York	Multifamily	4,600	2,566	2,566	8.33%	3/28/2027	3/31/2026
Washington	Multifamily	21,750	21,750	21,750	7.72%	4/1/2027	4/1/2028
Total		$933,223	$871,906	$871,906

________________________

(1)
Loan amount consists of outstanding principal balance plus unfunded loan commitments.
(2)
Represents weighted average interest rate of the most recent interest period in effect for each loan as of period end. As of March 31, 2025, loans earn interest at the one-month term Secured Overnight Financing Rate (“SOFR”) of

4.33% plus a spread and are subject to a rate floor ranging from 2.33% to 5.14%. Payment terms for all loans are interest only with principal due at maturity.
(3)
Maximum maturity assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are subject to certain conditions as defined in the respective loan agreement.
(4)
Refinancing of loan previously held by an affiliate.

The weighted average loan-to-value ratio, a metric utilized in the fair value measurement of the Company’s commercial real estate loan investments, for the Company’s loan investments was approximately 68.95% as of March 31, 2025.

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

________________________

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

4. Investments in Real Estate-Related Assets

Mortgage Servicing Rights

As of March 31, 2025 and December 31, 2024, the Company’s equity interest in a MSR portfolio was $79.8 million and $9.5 million, respectively. The interest in the MSR portfolio is associated with $1.2 billion of unpaid principal balance on residential mortgage loans.

Residential Bridge Loans

The following table details the Company’s investment in residential bridge loans as of March 31, 2025 ($ in thousands):

Number of Loans	Loan Amount(1)	Outstanding Principal	Interest Rate	Maximum Maturity Date(2)
3	$5,979	$3,029	10.00%	8/19/2025

The following table details the Company’s investment in residential bridge loans as of December 31, 2024 ($ in thousands):

Number of Loans	Loan Amount(1)	Outstanding Principal	Interest Rate	Maximum Maturity Date(2)
3	$5,979	$2,750	10.00%	8/19/2025

(1) Loan amount consists of outstanding principal balance plus unfunded loan commitments.

(2) Maximum maturity date assumes all extension options are exercised.

Tax Lien Investments

As of March 31, 2025, the Company held the following tax lien investments ($ in thousands):

Location	Lien Count	Acquisition Date	Par Value	Fair Value
New Jersey	551	8/30/2024	$12,417	$12,417
Mississippi	555	9/4/2024	2,763	2,971
Colorado	746	10/23/2024	5,604	6,055
California	27,137	12/4/2024	27,569	28,716
Illinois	265	12/10/2024	2,555	2,555
New York	351	2/18/2025	3,430	3,430
Total	29,605		$54,338	$56,144

As of December 31, 2024, the Company held the following tax lien investments ($ in thousands):

Location	Lien Count	Acquisition Date	Par Value	Fair Value
New Jersey	869	8/30/2024	$16,668	$16,667
Mississippi	691	9/4/2024	3,217	3,458
Colorado	1,000	10/23/2024	7,213	7,797
California	34,995	12/4/2024	36,152	37,655
Illinois	265	12/10/2024	2,484	2,505
Total	37,820		$65,734	$68,082

5. Borrowings

The table below summarizes the Company’s Repurchase Facilities and Revolving Credit Facility borrowings as of March 31, 2025 ($ in thousands):

	Principal Outstanding Balance as of March 31, 2025	Maximum Facility Size	Weighted Average Interest Rate	Maturity Date
Repurchase Facilities:
GS Seller I Repurchase Facility	$166,070	$412,522	6.49%	8/16/2027
GS Seller II Repurchase Facility	25,605	25,605	6.33%	8/16/2027
GS Seller III Repurchase Facility	61,873	61,873	6.58%	8/16/2027
Atlas Repurchase Facility	120,639	200,000	6.55%	10/11/2027
Total Repurchase Facilities	374,187	700,000
Deferred Financing Costs, net	(1,996)
Total Repurchase Facilities, net	372,191
Revolving Credit Facility:
JPM Revolving Credit Facility	40,165	185,911	6.33%	5/8/2027
Deferred Financing Costs, net	(140)
Revolving Credit Facility, net	40,025
Total	$412,216	$885,911

The table below summarizes the Company’s Repurchase Facilities and Revolving Credit Facility borrowings as of December 31, 2024 ($ in thousands):

	Principal Outstanding Balance as of December 31, 2024	Maximum Facility Size	Weighted Average Interest Rate	Maturity Date
Repurchase Facilities:
GS Seller I Repurchase Facility	$159,146	$439,887	6.71%	8/16/2027
GS Seller II Repurchase Facility	25,605	25,605	6.37%	8/16/2027
GS Seller III Repurchase Facility	34,508	34,508	6.72%	8/16/2027
Atlas Repurchase Facility	14,027	200,000	7.10%	10/11/2027
Total Repurchase Facilities	233,286	700,000
Deferred Financing Costs, net	(1,352)
Total Repurchase Facilities, net	231,934
Revolving Credit Facility:
JPM Revolving Credit Facility	61,591	179,061	6.50%	5/8/2027
Deferred Financing Costs, net	(155)
Revolving Credit Facility, net	61,436
Total	$293,370	$879,061

The table below shows the aggregate amount of maturities of our outstanding borrowings over the next five years and thereafter as of March 31, 2025 ($ in thousands):

Year	Repurchase Facilities	Revolving Credit Facility
2025	$—	$—
2026	—	—
2027	374,187	40,165
2028	—	—
2029	—	—
Thereafter	—	—
Total	$374,187	$40,165

The Company is subject to various financial and operational covenants under the Repurchase Facilities and Revolving Credit Facility. These covenants require the Company to maintain certain financial ratios, which include leverage and fixed charge coverage, among others. As of March 31, 2025, the Company was in compliance with all of its loan covenants.

6. Equity and Non-Controlling Interests

Authorized Capital

As of March 31, 2025, the Company has the authority to issue an unlimited number of preferred shares and 11 classes of common shares including Class B, Class R, Class J-1, Class J-2, Class J-3, Class J-4, Class J-5, Class S, Class D, Class I and Class E. Class E shares are classified as redeemable common stock on the Company’s Condensed Consolidated Balance Sheets. Each class of common shares and preferred shares has a par value of $0.01. The Company’s board of trustees has the ability to establish the preferences and rights of each class or series of preferred shares, without shareholder approval, and as such, it may afford the holders of any series or class of preferred shares preferences, powers and rights senior to the rights of holders of common shares. The differences among the common share classes relate to ongoing servicing fees, management fees, performance participation allocation and share repurchase rights. Other than differences in fees and repurchase rights, each class of common shares has the same economic and voting rights.

Common Shares

For the three months ended March 31, 2025, the below tables detail the movement in the Company’s outstanding common shares (in thousands):

	For the Three Months Ended March 31, 2025
	Class B	Class R	Class J-1	Class J-2	Class I	Class E	Total
December 31, 2024	9,401	976	—	—	18	1,133	11,528
Common shares issued	8,167	2,593	8,350	2,243	166	138	21,657
Distribution reinvestment	84	9	15	8	—	3	119
Class transfers	7	(7)	—	—	—	—	—
Common shares repurchased	—	—	—	—	—	—	—
March 31, 2025	17,659	3,571	8,365	2,251	184	1,274	33,304

Redeemable Common Stock

Affiliates of the Adviser hold Class E shares of the Company. See Note 9 - Related Party Transactions for further details on related party share ownership. The ability of the Class E holders to redeem the Class E shares for cash is outside of the Company’s control. Therefore, the Company has classified these Class E shares that are held by affiliates of the Adviser as redeemable common stock outside of equity on the Company’s Condensed Consolidated Balance Sheets. The Company received proceeds from the issuance of redeemable common stock of $2.6 million for the three months ended March 31, 2025. As of March 31, 2025 and December 31, 2024, the Company had 1,274,059 and 1,133,401 redeemable common shares issued and outstanding, respectively.

The redeemable common shares are recorded at the greater of (i) their carrying amount, or (ii) their redemption value, which is equivalent to the fair value of the shares at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment of $63,285 for the three months ended March 31, 2025.

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

Other than as described for redeemable common stock, the Company is not obligated to repurchase any shares, including shares held by the Adviser acquired as payment of the Adviser’s management fee or performance fee, and may choose to repurchase fewer shares than have been requested to be repurchased, or none at all, in its discretion at any time. Further, the Company’s board of trustees may make exceptions to, modify or suspend the Company’s share repurchase plan (including to make exceptions to the repurchase limitations or purchase fewer shares than such repurchase limitations) if it deems such action to be in the Company’s best interest. In the event that the Company determines to repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the quarter will be repurchased on a pro rata basis.

The Company had no repurchase requests for the three months ended March 31, 2025.

Distributions

The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income in accordance with GAAP, to its shareholders each year to comply with the REIT provisions of the Code. Each class of common shares receive the same gross distribution per share during the period.

For the three months ended March 31, 2025, the aggregate net distributions declared for each applicable class of common shares are below:

	For the Three Months Ended March 31, 2025
	Class B	Class R	Class J-1(1)	Class J-2(1)	Class I	Class E
Aggregate net distributions declared per share of common shares	$0.4032	$0.3606	$0.2527	$0.2610	$0.3401	$0.4032

________________________

(1)
Shares were outstanding for a portion of three months ended March 31, 2025.

Non-controlling Interests

As of March 31, 2025, the Company has two entities with non-controlling interests which the Company consolidates. As of March 31, 2025, total equity of the joint ventures was $107.9 million, of which the Company owned $93.1 million and the remaining $14.8 million was allocated to non-controlling interests.

As of December 31, 2024, total equity of the joint ventures was $61.1 million, of which the Company owned $52.5 million and the remaining $8.6 million was allocated to non-controlling interests.

Share Based Compensation

The Company accrued $0.1 million of non-cash compensation expense as of March 31, 2025.

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

For the three months ended March 31, 2025, net earnings per common share is computed as below (in thousands, except per share data):

(in thousands, except per share data)	For the three months ended March 31, 2025
Net income	$10,356
Weighted average number of common shares outstanding	25,508
Earnings per common share — basic and diluted	$0.41

8. Fair Value of Financial Instruments

The following table presents the Company’s investment assets carried at fair value on a recurring basis on the Condensed Consolidated Balance Sheets by their level in the fair value hierarchy as of March 31, 2025 ($ in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3
Financial Assets:
Commercial real estate loan investments	$—	$—	$871,906
Investments in real estate-related assets:
Mortgage servicing rights	—	—	79,376
Residential bridge loans	—	—	3,029
Tax liens	—	—	56,144
Total	$—	$—	$1,010,455

The following table presents the Company’s investment assets carried at fair value on a recurring basis on the Condensed Consolidated Balance Sheets by their level in the fair value hierarchy as of December 31, 2024 ($ in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3
Financial Assets:
Commercial real estate loan investments	$—	$—	$370,401
Investments in real estate-related assets:
Mortgage servicing rights	—	—	9,835
Residential bridge loans	—	—	2,750
Tax liens	—	—	68,082
Total	$—	$—	$451,068

The following table summarizes changes in investments for the three months ended March 31, 2025 ($ in thousands):

	For the Three Months Ended March 31, 2025
	Commercial Real Estate Loan Investments	Mortgage Servicing Rights	Residential Bridge Loans	Tax Liens
Beginning balance	$370,401	$9,835	$2,750	$68,082
Loan originations and fundings	501,505	70,878	279	5,555
Repayments	—	—	—	(16,969)
Return of capital	—	(624)	—	—
Net realized loss on investments	—	—	—	(524)
Net unrealized loss on investments	—	(713)	—	—
Ending balance	$871,906	$79,376	$3,029	$56,144

The key unobservable inputs used in determining the fair value of the Company’s investments as of March 31, 2025 were as follows:

Level 3 Asset Category	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs	Impact to Valuation from an Increase in Input
Commercial real estate loan investments	$871,906	Discounted cash flow	Discount rate	7.37% - 9.52%	Decrease
Investments in real estate-related assets:
Mortgage servicing rights	$79,376	NAV	NAV	$79,376	Increase
Residential bridge loans	$3,029	Discounted cash flow	Discount rate	10.00%	Decrease
Tax liens	$56,144	Yield analysis	Yield	6.84% - 19.92%	Increase

The key unobservable inputs used in determining the fair value of the Company’s investments as of December 31, 2024 were as follows:

Level 3 Asset Category	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs	Impact to Valuation from an Increase in Input
Commercial real estate loan investments	$370,401	Discounted cash flow	Discount rate	5.44% - 9.78%	Decrease
Investments in real estate-related assets:
Mortgage servicing rights	$9,835	NAV	NAV	$9,835	Increase
Residential bridge loans	$2,750	Discounted cash flow	Discount rate	10.00%	Decrease
Tax liens	$68,082	Yield analysis	Yield	7.72% - 19.92%	Increase

9. Related Party Transactions

Due to Affiliates

The following table details the components of due to affiliates on the Condensed Consolidated Balance Sheets ($ in thousands):

	March 31, 2025	December 31, 2024
Advanced organizational and offering costs	$5,322	$4,947
General and administrative expenses	3,000	2,174
Total	$8,322	$7,121

Advanced Organizational and Offering Costs

The Adviser has agreed to advance organization and offering costs on behalf of the Company (including legal, accounting and other expenses attributable to the organization, but excluding ongoing servicing fees) through August 1, 2025, the first anniversary of the initial closing of the Company’s private offering. The Company will reimburse the Adviser for all such advanced expenses ratably over the 60-month period following August 1, 2025. Additionally, the Adviser pays certain other general corporate expenses on behalf of the Company. Such expenses are reimbursed by the Company to the adviser in the ordinary course. Any amount due to the Adviser but not paid will be recognized as a liability on the Condensed Consolidated Balance Sheets. As of March 31, 2025 and December 31, 2024, the Adviser has incurred organization and offering expenses on the Company’s behalf of $5.3 million and $4.9 million, respectively, and are recorded as a component of due to affiliate on the Company’s Condensed Consolidated Balance Sheets.

General and Administrative Expense

The Adviser has agreed to advance certain operating costs, including debt issuance costs and general and administrative expenses, incurred through December 31, 2024. The Company will reimburse the Adviser for all such advanced operating expenses ratably over the 60 months following such date. Additionally, the Adviser pays certain other general corporate expenses on behalf of the Company. Such expenses are reimbursed by the Company to the adviser in the ordinary course. As of March 31, 2025 and December 31, 2024, the Adviser had incurred operating expenses, including general and administrative expenses of $2.8 million and $1.9 million, respectively, on behalf of the Company, that are recorded as a component of due to affiliates on the Condensed Consolidated Balance Sheets. Additionally, approximately $0.2 million and $0.3 million were payable to the Board of Trustees related to compensation expense at March 31, 2025 and December 31, 2024, respectively. After December 31, 2024, the Company will reimburse the Adviser for the use of accounting, information technology and operational services, software or other assets utilized to provide such services to the Company based on an allocation by the Adviser when incurred.

Management Fee

As compensation for its services provided pursuant to the management agreement, the Adviser, for Class J-4 shares, Class J-5 shares, Class S shares, Class D shares and Class I shares, will be paid a management fee of 1.25% of NAV per annum payable monthly, and for Class B shares, Class R shares, Class J-1 shares, Class J-2 shares, Class J-3 shares and Class E shares, a management fee of 1.00% of NAV per annum payable monthly. The management fee paid in respect of any Class B shares, Class R shares, Class J-1 shares, Class J-2 shares or Class J-3 shares that are purchased by a shareholder until March 31, 2025 will be waived. The Adviser agreed to waive the management fee in respect of any Class E shares issued for so long as the Company qualifies as a “publicly offered REIT.” As of March 31, 2025, the Company has incurred $7,931 of management fees.

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

For purposes of calculating the performance fee, “Core Earnings” means: the net income (loss) attributable to shareholders of Class S shares, Class D shares and Class I shares, computed in accordance with GAAP, including realized gains (losses) not otherwise included in GAAP net income (loss) and excluding (i) non-cash equity compensation expense, (ii) the performance fee, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, (v) one-time events pursuant to changes in GAAP, and (vi) certain non-cash adjustments and certain material non-cash income or expense items, in each case after discussions between the Adviser and the Company’s independent trustees and approved by a majority of the Company’s independent trustees. As of March 31, 2025, the Company has $7,263 incurred of performance fees.

10. Commitments and Contingencies

Commitments and contingencies may arise in the ordinary course of business. As of March 31, 2025, the Company has unfunded commitments of up to $69.5 million, $61.3 million and $3.0 million related to its equity investments in mortgage servicing rights portfolio subscription agreement, CRE loan investments and residential bridge loan investments, respectively. The exact timing and amounts of such future fundings are uncertain. As of December 31, 2024, the Company had unfunded commitments of up to $140.4 million, $17.0 million and $3.2 million related to its equity investments in mortgage servicing rights portfolio subscription agreement, CRE loan investments and residential bridge loan investments, respectively.

As of March 31, 2025, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

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

12. Subsequent Events

Investment Activity

Subsequent to March 31, 2025, the Company originated the following CRE loans ($ in thousands):

Location	Property Type	Origination Date	Loan Amount(1)	Outstanding Principal	Interest Rate	Maturity Date
New York	Mixed-use	4/4/2025	$3,400	$3,400	8.17%	5/1/2027
Colorado	Multifamily	4/16/2025	25,200	24,135	7.82%	5/8/2027
Florida	Multifamily	4/30/2025	66,900	60,500	8.53%	5/5/2028
Florida	Hospitality	5/12/2025	38,000	38,000	8.28%	11/1/2027
Total			$133,500	$126,035

________________________

(1)
Loan amount consists of outstanding principal balance plus unfunded loan commitments.

Subsequent to March 31, 2025, the Company contributed $2.5 million to its equity investments through its mortgage servicing rights portfolio subscription agreement.

Subsequent to March 31, 2025, the Company acquired an additional pool of 12 residential bridge loans for an aggregate loan amount of $4.7 million and an outstanding principal balance of $2.7 million.

Revolving Credit Facility

Subsequent to March 31, 2025, the Company paid $2.3 million towards the outstanding principal balance on the borrowings governed by that certain Loan and Security Agreement, by and among FCR TL Holdings LLC, an indirect, wholly-owned subsidiary of the Company (“FCR TL Holdings”), as borrower, JPMorgan Chase Bank, N.A., as administrative agent (“JPMorgan”) and lenders from time to time party thereto, and the Company as guarantor (the “Revolving Credit Facility”).

On May 1, 2025, FCR TL Holdings, JPMorgan, as administrative agent and lender, and the Company entered into Amendment No. 1 to the Revolving Credit Facility (“Revolving Credit Facility Amendment”). Pursuant to the Revolving Credit Facility Amendment, the limitations on the maximum amount borrowable under the Revolving Credit Facility was amended to remove limitations based on the borrowings of other Fortress funds on facilities between such entities and JPMorgan. The maximum loan amount under the Revolving Credit Facility remains at $300 million, subject to the termination and condition set forth in the Revolving Credit Facility.

Proceeds from the Issuance of Common Shares

On April 1, 2025, the Company issued and sold an aggregate of 11,065,936 common shares, consisting of 2,282,548 Class B shares, 855,988 Class R shares, 6,619,569 Class J-1 shares, 1,006,742 Class J-2 shares, 274,068 Class J-4 shares, 25,979 Class I shares and 1,042 Class E shares for aggregate proceeds of $222.0 million.

On May 1, 2025, the Company issued and sold an aggregate of 4,774,162 common shares, consisting of 2,190,443 Class B shares, 6,119 Class R shares, 480,821 Class J-1 shares, 12,824 Class J-2 shares, 1,226,980 Class J-4 shares, 202,633 Class S shares, 643,356 Class I shares and 10,986 Class E shares for aggregate proceeds of $96.4 million.

GS Repurchase Facilities

On May 6, 2025, (i) a subsidiary of the Company, FCR GS Seller I LLC, as seller (the “GS Seller I”) and Goldman Sachs Bank USA (“Goldman Sachs”), as purchaser, entered into a second amendment to the Master Repurchase Agreement, dated August 16, 2024, and as amended as of December 18, 2024 (the “GS Seller I Repurchase Agreement”) (together with the related transaction documents, the “Second Amended GS Seller I Repurchase Agreement”), (ii) a subsidiary of the Company, FCR DC GS Seller III LLC, as seller (the “GS Seller III”) and Goldman Sachs, as purchaser, entered into a second amendment to the Master Repurchase Agreement, dated October 11, 2024, and as amended as of December 18, 2024 (the “GS Seller III Repurchase Agreement”) (together with the related transaction documents, the “Second Amended GS Seller III Repurchase Agreement”) and (iii) a subsidiary of the Company, FCR Key GS Seller II LLC, as seller (the “GS Seller II”) and Goldman Sachs, as purchaser entered into an amendment to the Master Repurchase Agreement, dated December 18, 2024 (the “GS Seller II Repurchase Agreement” and, together with the GS Seller I Repurchase Agreement and GS Seller III Repurchase Agreement, the “GS Repurchase Agreements” and, the repurchase facilities governed by the GS Repurchase Agreements, the “GS Repurchase Facilities”) (together with the related transaction documents, the “Amended GS Seller II Repurchase Agreement” and, together with the Second Amended GS Seller I Repurchase Agreement and Second Amended GS Seller III Repurchase Agreement, the “Amended GS Repurchase Agreements”). Pursuant to the Amended GS Repurchase Agreements, the financing available in connection with the acquisition and/or origination by the Company of certain loans, as more particularly described in the Amended GS Repurchase Agreements, was increased from an aggregate of $500 million to $750 million.

In connection with the Amended GS Repurchase Agreements, on May 6, 2025, the Company entered into a first amendment to guaranty with respect to each of the Second Amended GS Seller I Repurchase Agreement, the Second Amended GS Seller III Repurchase Agreement and the Amended GS Seller II Repurchase Agreement, each dated as of the date of the applicable Amended GS Repurchase Agreement (collectively, the “Amended GS Guaranties”). Pursuant to the Amended GS Guaranties, the liquidity covenant was amended to (i) delete the threshold applicable for the first six months following the closing date of the applicable Amended GS Repurchase Agreements and (ii) limit the liquidity the Company is required to maintain to a maximum of $37.5 million.

Atlas Repurchase Facility

On April 23, 2025, a subsidiary of the Company, FCR DC JV Atlas Seller LLC, as seller (the “Atlas Seller”) and Atlas Securitized Products Investments 2, L.P. (“Atlas”), as administrative agent and buyer, entered into an amendment to the Master Repurchase Agreement, dated October 11, 2024 (the “Atlas Repurchase Agreement” and, the repurchase facility governed by the Atlas Repurchase Agreement, the “Atlas Repurchase Facility” and, together with the GS Repurchase Facilities, the “Repurchase Facilities”) (together with the related transaction documents, the “Amended Atlas Repurchase Agreement”). Pursuant to the Amended Atlas Repurchase Agreement, the financing available in connection with the acquisition and origination by the Company of certain loans, as more particularly described in the Amended Atlas Repurchase Agreement, was increased from an aggregate of $200 million to $300 million.

In connection with the Amended Atlas Repurchase Agreement, on April 23, 2025, the Company entered into a first amendment to guaranty, dated October 11, 2024 (the “Amended Atlas Guaranty”). Pursuant to the Amended Atlas Guaranty, the Company agreed to satisfy certain minimum adjusted net worth standards and certain liquidity requirements.

Dealer Manager Agreement

On April 11, 2025, the Company appointed Fortress Wealth Solutions LLC (the “Dealer Manager”), an affiliate of the Adviser, as dealer manager in connection with its ongoing private offering of securities. In connection therewith, the Company, the Adviser and the Dealer Manager entered into a Dealer Manager Agreement, which includes an updated form of Participating Broker-Dealer Agreement.

Amended and Restated Share Repurchase Plan

Effective April 11, 2025, the Company’s board of trustees amended the Company’s share repurchase plan to reflect the appointment of the Dealer Manager. The Company’s share repurchase plan otherwise remains unchanged.

The Company has performed an evaluation of subsequent events through May 13, 2025, which is the date the condensed consolidated financial statements were issued. Other than those items previously disclosed, no other events have occurred that require consideration as adjustments to, or disclosures in, the condensed consolidated financial statements

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to “we,” “us,” “our,” “FCR,” and the “Company” refer to Fortress Credit Realty Income Trust, together with its consolidated subsidiaries, unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Part I. Item 1A — “Risk Factors” in our Annual Report.

Overview

Fortress Credit Realty Income Trust is a credit-focused diversified mortgage REIT, which invests in the senior parts of the capital structure, with a focus on (i) floating rate loans across commercial real estate (“CRE”) debt (“CRE Debt”) and (ii) investments in real estate-related assets. We are externally managed by FCR Advisors LLC, our Adviser and an affiliate of Fortress.

The Company is a Maryland statutory trust formed on June 4, 2024 (“Date of Formation”); however, no activity occurred until August 2, 2024. The Company is a non-listed, perpetual life REIT that qualifies to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes. The Company generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to shareholders and maintain our qualification as a REIT.

As of March 31, 2025, we have received aggregate proceeds of $668.6 million from the sale of our common shares. The Company has primarily used the net proceeds to make investments in real estate debt and other investments as further described below under “Overall Portfolio.” The Company intends to continue selling common shares on a monthly basis.

Market Conditions and Trends

The Company’s businesses are materially affected by conditions in the financial markets and economic conditions in the United States and, to a lesser extent, elsewhere in the world.

During the first quarter of 2025, the persistence of both elevated inflation and interest rates, in conjunction with tariff risks, political uncertainty, geopolitical uncertainty (including the conflict between Russia and Ukraine, or the ongoing and developing conflicts in the Middle East, and other developing conflicts), and uncertainty around future capital availability continued to weigh on industry deal activity and market valuations.

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

Recent Developments

Since March 31, 2025, and through and including the date hereof, we have (i) originated four CRE loans across the United States with an aggregate loan amount and outstanding principal amount of $133.5 million and $126.0 million, respectively, (ii) contributed $2.5 million to our equity investments in our mortgage servicing rights portfolio subscription agreement, (iii) acquired a pool of 12 residential bridge loans with an aggregate loan amount and outstanding principal balance of $4.7 million and $2.7 million, respectively, (iv) issued and sold an aggregate of 15,840,099 common shares in our private offering, resulting in proceeds of $318.4 million, (v) amended the Repurchase Agreements as described below, (vi) entered into the Dealer Manager Agreement (as defined below) and amended our share repurchase plan as described below and (vii) authorized the sale of new common share classes as described below (see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 12. Subsequent Events” and the section titled “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds”).

GS Repurchase Facilities

On May 6, 2025, (i) a subsidiary of the Company, FCR GS Seller I LLC, as seller (the “GS Seller I”), and Goldman Sachs Bank USA, (“Goldman Sachs”) as purchaser, entered into a second amendment to the Master Repurchase Agreement, dated August 16, 2024, and as amended as of December 18, 2024 (the “GS Seller I Repurchase Agreement”) (together with the related transaction documents, the “Second Amended GS Seller I Repurchase Agreement”), (ii) a subsidiary of the Company, FCR DC GS Seller III LLC, as seller (the “GS Seller III”), and Goldman Sachs, as purchaser, entered into a second amendment to the Master Repurchase Agreement, dated October 11, 2024, and as amended as of December 18, 2024 (the “GS Seller III Repurchase Agreement”) (together with the related transaction documents, the “Second Amended GS Seller III Repurchase Agreement”) and (iii) a subsidiary of the Company, FCR Key GS Seller II LLC, as seller (the “GS Seller II”), and Goldman Sachs, as purchaser entered into an amendment to the Master Repurchase Agreement, dated December 18, 2024 (the “GS Seller II Repurchase Agreement” and, together with the GS Seller I Repurchase Agreement and GS Seller III Repurchase Agreement, the “GS Repurchase Agreements” and, the repurchase facilities governed by the GS Repurchase Agreements, the “GS Repurchase Facilities”) (together with the related transaction documents, the “Amended GS Seller II Repurchase Agreement” and, together with the Second Amended GS Seller I Repurchase Agreement and Second Amended GS Seller III Repurchase Agreement, the “Amended GS Repurchase Agreements”). Pursuant to the Amended GS Repurchase Agreements, the financing available in connection with the acquisition and/or origination by the Company of certain loans, as more particularly described in the Amended GS Repurchase Agreements, was increased from an aggregate of $500 million to $750 million.

In connection with the Amended GS Repurchase Agreements, on May 6, 2025, the Company entered into a first amendment to guaranty with respect to each of the Second Amended GS Seller I Repurchase Agreement, the Second Amended GS Seller III Repurchase Agreement and the Amended GS Seller II Repurchase Agreement, each dated as of the date of the applicable Amended GS Repurchase Agreement (collectively, the “Amended GS Guaranties”). Pursuant to the Amended GS Guaranties, the liquidity covenant was amended to (i) delete the threshold applicable for the first six months following the closing date of the applicable Amended GS Repurchase Agreements and (ii) limit the liquidity the Company is required to maintain to a maximum of $37.5 million.

Atlas Repurchase Facility

On April 23, 2025, a subsidiary of the Company, FCR DC JV Atlas Seller LLC, as seller (the “Atlas Seller”), and Atlas Securitized Products Investments 2, L.P., as administrative agent and buyer (“Atlas”), entered into an amendment to the Master Repurchase Agreement, dated October 11, 2024 (the “Atlas Repurchase Agreement” and, the repurchase facility governed by the Atlas Repurchase Agreement, the “Atlas Repurchase Facility” and, together with the GS Repurchase Facilities, the “Repurchase Facilities”) (together with the related transaction documents, the “Amended Atlas Repurchase Agreement” and, collectively with the Amended GS Repurchase Agreements, the “Amended Repurchase Agreements”). Pursuant to the Amended Atlas Repurchase Agreement, the financing available in connection with the acquisition and origination by the Company of certain loans, as more particularly described in the Amended Atlas Repurchase Agreement, was increased from an aggregate of $200 million to $300 million.

In connection with the Amended Atlas Repurchase Agreement, on April 23, 2025, the Company entered into a first amendment to guaranty, dated October 11, 2024 (the “Amended Atlas Guaranty”). Pursuant to the Amended Atlas Guaranty, the Company agreed to satisfy certain minimum adjusted net worth standards and certain liquidity requirements.

Dealer Manager Agreement

On April 11, 2025, the Company appointed Fortress Wealth Solutions LLC (the “Dealer Manager”), an affiliate of the Adviser, as dealer manager in connection with its ongoing private offering of securities. In connection therewith, the Company, the Adviser and the Dealer Manager entered into a Dealer Manager Agreement (the “Dealer Manager Agreement”), which includes an updated form of Participating Broker-Dealer Agreement.

Amended and Restated Share Repurchase Plan

Effective April 11, 2025, the Company’s board of trustees amended the Company’s share repurchase plan to reflect the appointment of the Dealer Manager. The Company’s share repurchase plan otherwise remains unchanged.

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

Q1 2025 Highlights

Operating Results

We declared monthly net distributions totaling $10.0 million for the three months ended March 31, 2025. The details of our total returns are shown in the following table:

	Class B	Class R	Class J-1	Class J-2	Class J-3	Class J-4	Class J-5	Class S	Class D	Class I	Class E
Inception-to-Date Total Return (1)	6.45%	2.71%	1.04%	0.98%	—%	—%	—%	—%	6.33%	6.23%	6.33%

(1)
Total return is calculated as the change in NAV per share during the respective periods plus any distributions per share declared in the period and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Shares were initially issued for Class E, Class B, Class I, Class R, Class J-1 and Class J-2 on July 1, 2024, August 1, 2024, September 1, 2024, December 1, 2024, and February 3, 2025 respectively. Therefore, total return is not annualized. The Company believes total return is a useful measure of the overall investment performance of our shares.

Investment Activity

For the three months ended March 31, 2025, we originated the below senior secured CRE loans ($ in thousands):

Location	Property Type	Loan Amount(1)	Outstanding Principal	Fair Value	Interest Rate(2)	Maturity Date
New York	Mixed-use	$98,000	$90,257	$90,257	7.98%	1/10/2026
New York	Multifamily	12,400	10,763	10,763	7.98%	1/16/2027
New York	Mixed-use	3,575	3,575	3,575	8.28%	1/16/2027
New York	Mixed-use	13,100	10,650	10,650	8.13%	1/17/2027
Massachusetts	Industrial	65,500	50,498	50,498	6.66%	1/30/2028
Colorado	Hospitality	48,000	47,000	47,000	8.39%	1/31/2028
New York	Mixed-use	5,150	5,150	5,150	8.18%	2/10/2027
New York	Mixed-use	11,500	11,500	11,500	8.08%	2/13/2027
New York	Mixed-use	6,750	5,500	5,500	8.13%	2/14/2027
New York	Multifamily	11,250	10,850	10,850	8.25%	2/21/2027
Florida	Industrial	8,805	7,980	7,980	8.13%	2/6/2027
California	Industrial	48,314	46,000	46,000	8.26%	9/1/2027
Arizona	Multifamily	71,614	59,912	59,912	7.71%	3/1/2027
New York(3)	Hospitality	110,000	110,000	110,000	8.57%	3/20/2026
New York	Mixed-use	5,500	5,500	5,500	8.48%	3/26/2026
New York	Multifamily	4,600	2,566	2,566	8.33%	3/28/2027
Washington	Multifamily	21,750	21,750	21,750	7.72%	4/1/2027
Total		$545,808	$499,451	$499,451

________________________

(1)
Loan amount consists of outstanding principal balance plus unfunded loan commitments.
(2)
Represents weighted average interest rate of the most recent interest period in effect for each loan as of period end. As of March 31, 2025, loans earn interest at the one-month term Secured Overnight Financing Rate (“SOFR”) of 4.33% plus a spread and are subject to a rate floor ranging from 2.33% to 5.14%.
(3)
Refinancing of loan previously held by an affiliate.

On August 2, 2024, we entered into a subscription agreement for an equity investment in a conventional mortgage servicing rights portfolio (“MSR”). We have agreed to an aggregate capital commitment of $150.0 million and have funded $80.5 million as of March 31, 2025. The interest in the MSR portfolio is associated with $1.2 billion of unpaid principal balance on residential mortgage loans. The subscription agreement was executed in connection with a joint venture agreement with a third party. Pursuant to the joint venture operating agreement, most major decisions related to the joint venture, including acquisitions thereof, and its assets require the consent of the Company. The Company retains the unilateral right to cause the joint venture to take certain actions, including as to matters related to litigation, servicing and disposition of assets.

On December 20, 2024, we entered into a forward flow relationship with a non-bank lender to purchase newly originated bridge loans secured by mortgages on residential properties. As of March 31, 2025, our portfolio consisted of $3.0 million in residential bridge loans.

As of March 31, 2025, we have acquired the below tax lien investments ($ in thousands):

Location	Lien Count	Acquisition Date	Par Value	Fair Value
New Jersey	551	8/30/2024	$12,417	$12,417
Mississippi	555	9/4/2024	2,763	2,971
Colorado	746	10/23/2024	5,604	6,055
California	27,137	12/4/2024	27,569	28,716
Illinois	265	12/10/2024	2,555	2,555
New York	351	2/18/2025	3,430	3,430
Total	29,605		$54,338	$56,144

Capital Activity and Financings

During the three months ended March 31, 2025, we repaid $31.2 million outstanding principal balance on the borrowings governed by that certain Loan and Security Agreement, dated as of November 8, 2024, by and among FCR TL Holdings LLC, an indirect, wholly-owned subsidiary of the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent and lenders from time to time party thereto (the “Revolving Credit Facility”) and drew an additional $9.8 million. We drew an additional $140.9 million on our Repurchase Facilities during the three months ended March 31, 2025.

Overall Portfolio

As of March 31, 2025, our portfolio was comprised of the following ($ in thousands):

Asset Type	Fair Value	Fair Value as % of Overall Portfolio
Commercial real estate loans	$871,906	86%
Tax liens	56,144	6%
Mortgage servicing rights	79,376	8%
Residential bridge loans	3,029	*
Total	$1,010,455	100%

________________________

* Less than 1%

Results of Operations

The following table sets forth the results of our operations for the three months ended March 31, 2025 ($ in thousands):

For the three months ended March 31, 2025
Revenues
Interest income	$19,492
Total revenues	19,492

Expenses
Organizational costs	115
General and administrative	2,236
Total expenses	2,351

Other income (expense)
Interest expense	(6,529)
Net unrealized loss on investments	(713)
Net realized loss on investments	(524)
Other income	1,801
Total other income (expense)	(5,965)

Net income	11,176
Net income attributable to non-controlling interests	820
Net income attributable to common stockholders	$10,356

Interest income

Interest Income

For the three months ended March 31, 2025 interest income was $19.5 million, primarily as a result of interest and origination fees earned on real estate related debt.

Expenses

Organizational costs

For the three months ended March 31, 2025, organizational costs were $0.1 million. These costs were incurred primarily in conjunction with the Company’s formation.

General and administrative

For the three months ended March 31, 2025, general and administrative costs were $2.2 million, primarily as a result of professional services and operating expenses.

Other income (expense)

Interest expense

For the three months ended March 31, 2025, interest expense was $6.5 million, primarily as a result of borrowings on the Repurchase Facilities and the Revolving Credit Facility.

Net unrealized loss on investments

For the three months ended March 31, 2025, net unrealized loss on investments was $0.7 million, primarily as a result of changes in fair value of the mortgage servicing rights portfolio.

Net realized loss on investments

For the three months ended March 31, 2025, net realized loss on investments was $0.5 million, primarily as a result of the disposition of tax lien investments.

Other income

For the three months ended March 31, 2025, other income was $1.8 million, primarily as a result of investment income from equity investments and money market interest.

Net Asset Value

EA RESIG, LLC, a subsidiary of Eisner Advisory Group LLC, calculates our NAV per share, which our Adviser subsequently reviews and confirms the calculations in connection therewith, in each case, in accordance with the valuation guidelines that have been approved by our board of trustees. Our total NAV presented in the following tables includes the NAV of our outstanding classes of common shares, which includes Class B, Class R, Class J-1 shares, Class J-2 shares, Class J-3 shares, Class J-4 shares, Class J-5 shares, Class S, Class D, Class I and Class E common shares. The following table provides a breakdown of the major components of our NAV as of March 31, 2025 ($ in thousands):

Components of NAV	Amount
Commercial real estate loan investments	$871,906
Investments in real estate-related assets	138,549
Cash and cash equivalents	90,724
Restricted cash	238,234
Other assets	7,106
Secured debt arrangements	(372,191)
Revolving credit facilities	(40,025)
Subscriptions received in advance	(220,645)
Due to affiliate	(1,930)
Distribution payable	(4,346)
Other liabilities	(23,448)
Non-controlling interests	(14,770)
Net Asset Value	$669,164
Number of outstanding shares (1)	33,304

________________________

(1) Includes 1,274,059 shares of common stock held by affiliates of the Adviser that are classified as redeemable common stock.

The following table provides a breakdown of our total NAV and NAV per share by class as of March 31, 2025 ($ in thousands, except per share data):

	NAV	Number of Outstanding Shares	NAV Per Share
Class B	$355,822	17,660	$20.1489
Class R	71,460	3,570	$20.0140
Class J-1	167,488	8,365	$20.0219
Class J-2	45,020	2,251	$20.0021
Class J-3	—	—	—
Class J-4	—	—	—
Class J-5	—	—	—
Class S	—	—	—
Class D	—	—	—
Class I	3,731	184	$20.2699
Class E(1)	25,643	1,274	$20.1273
Total	$669,164	33,304

________________________

(1) Class E shares are classified as redeemable common stock. The ability of the Class E holders to redeem the Class E shares for cash is outside of the Company’s control, therefore, the Company has classified these Class E shares that are held by an affiliate of the Company as redeemable common stock.

The following table reconciles equity per our Condensed Consolidated Balance Sheets to our NAV ($ in thousands):

	March 31, 2025	December 31, 2024
Stockholder’s equity	$612,371	$200,656
Redeemable common stock	25,643	22,739
Total partners’ capital	638,014	223,395
Adjustments:
Accrued organization and offering costs	5,322	4,947
Deferred fees	1,064	1,129
Accrued shareholder servicing fee	24,764	1,713
NAV	$669,164	$231,184

The following details the adjustments to reconcile accounting principles generally accepted in GAAP equity and total partners’ capital of the Operating Partnership to our NAV:

•
Accrued organization and offering costs: The Adviser agreed to advance certain organization and offering costs on our behalf through December 31, 2024. The Adviser will be reimbursed for such costs on a pro-rata basis over a 60-month period beginning August 1, 2025, the first anniversary of the date of the initial offering. Under GAAP, organization costs have been accrued as a liability. For purposes of calculating NAV, such costs will be recognized as paid over the 60-month reimbursement period.
•
Deferred fees: The Adviser agreed to advance certain general and administrative costs on our behalf through December 31, 2024. The Adviser will be reimbursed for such costs on a pro-rata basis over a 60-month period beginning January 1, 2025. Under GAAP, the deferred general and administrative costs have been accrued as a liability. For purposes of calculating NAV, such costs will be recognized as paid over the 60-month reimbursement period.
•
Accrued shareholder servicing fee: Under GAAP, we accrue the ongoing shareholder servicing fee as an offering cost at the time we sell Class J-1, Class J-2 and Class I shares. For purposes of calculating NAV, we recognize the ongoing servicing fee as a reduction of NAV on a monthly basis.

Distributions

Beginning on August 31, 2024, we declared monthly distributions for each class of our common shares, which are generally paid four days after month-end. The net distribution may vary for each class based on the applicable shareholder servicing fee, which is deducted from the monthly distribution per share and paid directly to Independent Brokerage Solutions LLC (the prior dealer manager) or, after April 11, 2025, the Dealer Manager, for further remittance to the applicable distributor.

The following table details the total net distribution for each of our share classes for the three months ended March 31, 2025:

Record Date	Class B	Class R	Class J-1	Class J-2	Class J-3	Class J-4	Class J-5	Class S	Class D	Class I	Class E
January 31, 2025	$0.1338	$0.1197	$—	$—	$—	$—	$—	$—	$—	$0.1128	$0.1338
February 28, 2025	0.1349	0.1206	0.1265	0.1307	—	—	—	—	—	0.1130	0.1349
March 31, 2025	0.1345	0.1203	0.1262	0.1303	—	—	—	—	—	0.1143	0.1345
Total	$0.4032	$0.3606	$0.2527	$0.2610	$—	$—	$—	$—	$—	$0.3401	$0.4032

For the three months ended March 31, 2025, we declared net distributions in the amount of $10.0 million. The Company intends for long-term cumulative distributions to be funded primarily from operating cash flows.

The following table details our distributions declared for the three months ended March 31, 2025 ($ in thousands):

	March 31, 2025
	Amount	Percentage
Distributions
Payable in cash	$6,576	65%
Reinvested in shares	3,464	35%
Total distributions	$10,040	100%
Sources of Distributions
Cash flows from operating activities	$10,040	100%
Offering proceeds	—	—%
Total sources of distributions	$10,040	100%
Cash flows from operating activities	$10,436

Liquidity and Capital Resources

Liquidity

We believe we have sufficient liquidity to operate our business, with immediate liquidity comprised of cash and cash equivalents of $90.7 million and available borrowings under our Repurchase Facilities and Revolving Credit Facility as of March 31, 2025 which may include borrowings secured by our existing portfolio. In addition to our immediate liquidity, we obtain incremental liquidity through the sale of our common shares, from which we generated proceeds of approximately $437.7 million for the three months ended March 31, 2025. In addition, we may incur indebtedness secured by our real estate and real estate debt investments, borrow money through unsecured financings, or incur other forms of indebtedness. We closely monitor our liquidity position and believe that we have sufficient current liquidity and access to additional liquidity to meet our financial obligations for at least the next 12 months.

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

Our cash needs for acquisitions and other capital investments will be funded primarily from the sale of common shares and through the incurrence or assumption of debt. We plan on fulfilling our outstanding commitment obligations for commercial real estate loan investments and investments in real-estate related assets from the sale of common shares. Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We continue to believe that our current liquidity position is sufficient to meet the need of our expected investment activity.

Capital Resources

For the three months ended March 31, 2025, we issued and sold 21,767,490 common shares, consisting of 8,251,004 Class B shares, 2,602,009 Class R shares, 8,365,205 Class J-1 shares, 2,250,738 Class J-2 shares, 166,500 Class I shares and 132,033 Class E shares to accredited investors in our private offering, amounting to proceeds of $437.7 million as payment for such shares, including shares issued pursuant to our distribution reinvestment plan. For the three months ended March 31, 2025, we did not receive any repurchase requests for our common shares.

As of March 31, 2025, we had received aggregate proceeds of $668.6 million from the issuance and sale of common shares in our private offering. As of March 31, 2025, after giving effect to shares issued pursuant to our distribution reinvestment plan, share transfers, conversions, and redemptions we had an aggregate of 33,304,216 common shares outstanding, consisting of 17,659,672 Class B shares, 3,570,497 Class R shares, 8,365,205 Class J-1 shares, 2,250,738 Class J-2 shares, 184,045 Class I shares and 1,274,059 Class E shares.

Cash Flows

Cash flows provided by operating activities were $10.4 million for the three months ended March 31, 2025. The cash flows provided by operating activities were primarily due to interest received of $16.7 million, partially offset by $5.9 million interest paid.

Cash flows used in investing activities were $547.0 million for the three months ended March 31, 2025. The cash flows used in investing activities were primarily due to $501.5 million and $75.7 million used to fund CRE loan investments and investments in real estate-related assets, respectively, partially offset by $17.6 million of tax lien repayments.

Cash flows provided by financing activities were $668.6 million for the three months ended March 31, 2025. The cash flows provided by financing activities were primarily due to cash flows of $327.5 million from the issuance of our common shares, $220.6 million from subscriptions received in advance and $150.7 million from borrowings under the Credit Facilities.

Future Cash Requirements

The following table aggregates our contractual obligations and commitments as of March 31, 2025 ($ in thousands):

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Repurchase agreements and revolving credit facility	$412,216	$—	$412,216	$—	$—
MSR commitments	69,518	—	—	—	69,518
CRE loan commitments	61,317	—	45,121	16,195	—
Residential bridge loans	2,950	2,950	—	—	—
Advanced organizational and offering costs	5,322	621	1,951	2,129	621
Operating expense reimbursement	1,064	168	448	448	—
Total	$552,387	$3,739	$459,736	$18,772	$70,139

Critical Accounting Estimates

The preparation of our condensed consolidated financial statements in accordance with GAAP involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. The following is a summary of our significant accounting policies that we believe are the most affected by our judgments, estimates, and assumptions. See Note 2 to our condensed consolidated financial statements. See “Item 1. Financial Statements and Supplementary Data—Notes to Condensed Consolidated Financial Statements—Note 2. Summary of Significant Accounting Policies” for further descriptions of the below accounting policies.

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

As discussed in “Item 1. Financial Statements and Supplementary Data—Notes to Condensed Consolidated Financial Statements—Note 2. Summary of Significant Accounting Policies”, the Company has elected the fair value option for certain eligible financial assets including CRE loans and real estate-related investments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of March 31, 2025, we had $871.9 million of floating rate commercial real estate loans and $414.4 million of floating rate outstanding borrowings.

The net interest income sensitivity analysis table presented below shows the estimated impact over a 12-month period of an instantaneous parallel shift in the yield curve, up and down by 100 basis points on our net interest income, assuming no changes in the composition of our commercial real estate loan investment portfolio and our outstanding borrowings in effect as of March 31, 2025. The analysis presented utilized assumptions, models and estimates of our Adviser based on our Adviser’s judgment and experience. Actual results could differ significantly from those estimated in the interest rate sensitivity table.

	March 31, 2025
Change in Interest Rates	Projected Increase (Decrease) in Net Interest Income	Percentage Change in Projected Net Interest Income
+1.00%	$3,817	8.30%
-1.00%	$53	0.10%

Certain assumptions have been made in calculating the interest rate risk sensitivities and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The interest rate scenarios assume interest rates at March 31, 2025. Furthermore, while the analysis reflects the estimated impact of interest rate increases and decreases on a static portfolio, we actively manage the size and composition of our investments, which can result in material changes to our interest rate risk in the portfolio.

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

Valuation of liabilities not measured at fair value

As of March 31, 2025, our Repurchase Facilities and Revolving Credit Facility are carried at cost which approximates fair value. Fair value of our indebtedness is estimated by modeling the cash flows required by our debt agreements and discounting them back to the present value using an estimated market yield. The inputs used in determining the fair value of our indebtedness are considered Level 3.

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

Changes in Internal Control over Financial Reporting

During the period covered by this report, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

You should specifically consider the material risks described in “Item 1A. Risk Factors” in our Annual Report in addition to the other information contained in this Form 10-Q . The occurrence of any of the following risks might have a material adverse effect on our business and financial condition. The risks and uncertainties discussed below are not the only ones we face, but do represent those risks and uncertainties that we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements. As used herein, the term “you” refers to our current shareholders or potential investors in our common shares, as applicable.

Below we provide in supplemental form the material changes to our risk factors that occurred during the past quarter. Our risk factors discussed in “Item 1A. Risk Factors” in our Annual Report provide additional disclosure for these supplemental risks and are incorporated herein by reference.

We may not be able to complete certain desired investments because such investments may be subject to regulatory review and approval requirements, including pursuant to foreign investment regulations and review by governmental entities such as the Committee on Foreign Investment in the United States, or may be ultimately prohibited.

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

As a result of such review, the Company may be restricted or prohibited by CFIUS Regulations from making certain investments in U.S. businesses or disposing of certain investments in U.S. businesses based on national security concerns. If the Company is permitted to make such investments, the CFIUS Regulations may place restrictions, obligations or conditions on these investments. Furthermore, other U.S. regulatory bodies may also impose ownership, governance and/or control restrictions on investments by non-U.S. persons, resulting in limitations on the structure through which investments may be held.

It is expected that investors that are “Foreign Persons” (as defined under CFIUS Regulations) (including Foreign Persons that are affiliates, partners, members, shareholders, officers, directors and employees of Fortress ) will be restricted from (among other things) accessing, or having governance rights that allow influence over the safekeeping or release of, personally identifiable information (PII), protected health information (PHI) or other similar information in respect of the Company’s investments in the possession of Fortress (or otherwise), or from controlling the Company’s investments, in each case, as determined by Fortress in its discretion and in a manner consistent with its obligations under the letter and spirit of the CFIUS Regulations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Form 10-Q that were not registered under the Securities Act.

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

The Company is not obligated to repurchase any shares and may choose to repurchase fewer shares than have been requested to be repurchased, or none at all, in its discretion at any time. Further, the Company’s board of trustees may make exceptions to, modify or suspend the Company’s share repurchase plan (including to make exceptions to the repurchase limitations or purchase fewer shares than such repurchase limitations) if it deems such action to be in the Company’s best interest. In the event that the Company determines to repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the month will be repurchased on a pro-rata basis.

The Company had no repurchase requests from the Date of Formation to March 31, 2025.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2025, none of the Company’s trustees or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act).

GS Repurchase Facilities

On May 6, 2025, (i) a subsidiary of the Company, the GS Seller I, as seller, and Goldman Sachs, as purchaser, entered into a second amendment to the GS Seller I Repurchase Agreement, (ii) a subsidiary of the Company, the GS Seller III, as seller, and Goldman Sachs, as purchaser, entered into a second amendment to the GS Seller III Repurchase Agreement and (iii) a subsidiary of the Company, the GS Seller II, as seller, and Goldman Sachs, as purchaser, entered into an amendment to the GS Seller II Repurchase Agreement. Pursuant to the Amended GS Repurchase Agreements, the financing available in connection with the acquisition and/or origination by the Company of certain loans, as more particularly described in the Amended GS Repurchase Agreements, was increased from an aggregate of $500 million to $750 million.

In connection with the Amended GS Repurchase Agreements, on May 6, 2025, the Company entered into the Amended GS Guaranties. Pursuant to the Amended GS Guaranties, the liquidity covenant was amended to (i) delete the threshold applicable for the first six months following the closing date of the applicable Amended GS Repurchase Agreements and (ii) limit the liquidity the Company is required to maintain to a maximum of $37.5 million.

ITEM 6. EXHIBITS

(b) Exhibits

10.1	First Amendment to Master Repurchase Agreement, dated December 18, 2024, by and between FCR GS Seller I LLC, as seller, and Goldman Sachs Bank USA, as purchaser
10.2	First Amendment to Master Repurchase Agreement, dated December 18, 2024, by and between FCR GS Seller III LLC, as seller, and Goldman Sachs Bank USA, as purchaser
31.1	Certification of the Co-Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith*
31.2	Certification of the Co-Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith*
31.3	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith*
32.1	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith*
32.2	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith*
32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith*
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Schema **
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)**

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

Date: May 13, 2025

Fortress Credit Realty Income Trust

/s Avraham Dreyfuss
Name:	Avraham Dreyfuss
Title:	Chief Financial Officer