Form 10-Q
period 2025-06-30
FORTRESS CREDIT REALTY INCOME TRUST
filed 2025-08-13
CIK 2026738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 13, 2025, the issuer had the following shares outstanding: 22,839,385 Class B shares, 4,444,902 Class R shares, 15,652,607 Class J-1 shares, 3,312,128 Class J-2 shares, 3,504,678 Class J-4 shares, 634,233 Class S shares, 3,110,195 Class I shares and 1,286,442 Class E shares.

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

The forward-looking statements contained in this Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors,” “Item 2. Financial Information—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2025 and Part II. Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, filed with the SEC on May 13, 2025. Other factors that could cause our actual results to differ materially include:

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

For more information regarding these and other risks and uncertainties that we face, see the section entitled “Item 1A. Risk Factors” in our Annual Report, Part II. Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, filed with the SEC on May 13, 2025 and any such updated factors included in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document.

v

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Fortress Credit Realty Income Trust

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share data)

Assets	June 30, 2025	December 31, 2024
Commercial real estate loan investments, at fair value	$1,318,378	$370,401
Investments in real estate-related assets, at fair value	441,751	80,667
Cash and cash equivalents	161,356	83,766
Restricted cash	89,045	113,106
Other assets	17,995	4,796
Total assets	$2,028,525	$652,736
Liabilities and Equity
Liabilities
Repurchase facilities payable, net	$640,946	$231,934
Revolving credit facility, net	256,046	61,436
Subscriptions received in advance	41,772	105,063
Due to affiliate	53,985	7,121
Lender reserves	27,730	9,383
Accounts payable and accrued expenses	4,491	1,313
Distribution payable	6,149	2,761
Other liabilities	10,706	1,713
Total liabilities	1,041,825	420,724

Commitments and contingencies (Note 10)
Redeemable common stock (Note 6)	25,819	22,739

Equity
Common stock - Class B shares, $0.01 par value per share, 22,219 and 9,401 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	222	94
Common stock - Class R shares, $0.01 par value per share, 4,432 and 976 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	44	10
Common stock - Class J-1 shares, $0.01 par value per share, 15,553 and 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	156	—
Common stock - Class J-2 shares, $0.01 par value per share, 3,284 and 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	33	—
Common stock - Class J-4 shares, $0.01 par value per share, 2,276 and 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	23	—
Common stock - Class S shares, $0.01 par value per share, 297 and 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	3	—
Common stock - Class I shares, $0.01 par value per share, 1,295 and 18 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	13	—
Additional paid-in capital	943,468	204,633
Accumulated deficit	(2,549)	(4,081)
Total stockholders’ equity	941,413	200,656
Non-controlling interests	19,468	8,617
Total equity	960,881	209,273
Total liabilities and equity	$2,028,525	$652,736

See accompanying notes to the condensed consolidated financial statements.

Fortress Credit Realty Income Trust

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended	Six Months Ended
	June 30, 2025	June 30, 2025
Revenues
Interest income	$30,646	$50,138
Total revenues	30,646	50,138

Expenses
Organizational costs	159	274
General and administrative	3,612	5,833
Management fee	2,388	2,396
Performance participation allocation	114	121
Total expenses	6,273	8,624

Other income (expense)
Interest expense	(9,455)	(15,984)
Net unrealized loss on investments	(262)	(975)
Net realized loss on investments	(317)	(841)
Other income	4,621	6,422
Total other income (expense)	(5,413)	(11,378)

Net income	18,960	30,136
Net income attributable to non-controlling interests	576	1,396
Net income attributable to common stockholders	$18,384	$28,740

Earnings per share amount of common stock — basic and diluted — (Note 7)	$0.38	$0.78
Weighted-average shares of common stock outstanding — basic and diluted — (Note 7)	48,049	36,628

See accompanying notes to the condensed consolidated financial statements.

Fortress Credit Realty Income Trust

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Three Months Ended June 30, 2025
	Par Value
	Class B	Class R	Class J-1	Class J-2	Class J-4	Class S	Class I	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance as of March 31, 2025	$177	$36	$84	$22	$—	$—	$2	$615,815	$(3,765)	$612,371	$14,770	$627,141
Common stock issued	44	8	71	11	23	3	11	321,900	—	322,071	—	322,071
Offering costs	—	—	—	—	—	—	—	(305)	—	(305)	—	(305)
Distribution reinvestment	1	—	1	—	—	—	—	6,152	—	6,154	—	6,154
Common stock redeemed	—	—	—	—	—	—	—	(73)	—	(73)	—	(73)
Net income	—	—	—	—	—	—	—	—	18,384	18,384	576	18,960
Distributions declared on common stock ($0.4196 gross per share)	—	—	—	—	—	—	—	—	(17,168)	(17,168)	—	(17,168)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	10,711	10,711
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(6,589)	(6,589)
Allocation to redeemable common shares	—	—	—	—	—	—	—	(21)	—	(21)	—	(21)
Balance as of June 30, 2025	$222	$44	$156	$33	$23	$3	$13	$943,468	$(2,549)	$941,413	$19,468	$960,881

	Six Months Ended June 30, 2025
	Par Value
	Class B	Class R	Class J-1	Class J-2	Class J-4	Class S	Class I	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance as of December 31, 2024	$94	$10	$—	$—	$—	$—	$—	$204,633	$(4,081)	$200,656	$8,617	$209,273
Common stock issued	126	34	155	33	23	3	13	731,061	—	731,448	—	731,448
Offering costs	—	—	—	—	—	—	—	(566)	—	(566)	—	(566)
Distribution reinvestment	2	—	1	—	—	—	—	8,497	—	8,500	—	8,500
Common stock redeemed	—	—	—	—	—	—	—	(73)	—	(73)	—	(73)
Net income	—	—	—	—	—	—	—	—	28,740	28,740	1,396	30,136
Distributions declared on common stock ($0.8228 gross per share)	—	—	—	—	—	—	—	—	(27,208)	(27,208)	—	(27,208)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	36,531	36,531
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(27,076)	(27,076)
Allocation to redeemable common shares	—	—	—	—	—	—	—	(84)	—	(84)	—	(84)
Balance as of June 30, 2025	$222	$44	$156	$33	$23	$3	$13	$943,468	$(2,549)	$941,413	$19,468	$960,881

See accompanying notes to the condensed consolidated financial statements.

Fortress Credit Realty Income Trust

Condensed Consolidated Statement of Cash Flows (Unaudited)

(in thousands)

Six Months Ended
June 30, 2025
Cash flows from operating activities:
Net income	$30,136
Adjustments to reconcile net income to net cash provided by operating activities:
Organizational costs	274
Amortization of deferred financing costs	638
Net unrealized loss on investments	975
Net realized loss on investments	841
Changes in assets and liabilities:
Increase in other assets	(9,088)
Increase in other liabilities	4,844
Net cash provided by operating activities	28,620

Cash flows from investing activities:
Originations and fundings of commercial real estate loans	(938,716)
Fundings of other real estate-related investments	(412,265)
Proceeds received from other real-estate related investments	45,050
Change in lender reserves	19,651
Net cash used in investing activities	(1,286,280)

Cash flows from financing activities:
Borrowings under repurchase agreements	410,377
Borrowings under revolving credit facility	229,737
Repayment of revolving credit facility	(35,159)
Proceeds from issuance of common stock	669,365
Proceeds from issuance of redeemable common stock	2,810
Payments of deferred financing costs	(1,971)
Subscriptions received in advance	41,772
Payment of distributions to common stock	(15,197)
Contributions from non-controlling interests	36,531
Distributions to non-controlling interests	(27,076)
Net cash provided by financing activities	1,311,189
Net change in cash, cash equivalents and restricted cash	53,529

Cash, cash equivalents and restricted cash, beginning of period	196,872
Cash, cash equivalents and restricted cash, end of period	$250,401

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$161,356
Restricted cash	89,045
Total cash, cash equivalents and restricted cash	$250,401

Supplemental disclosures:
Cash paid for interest	$13,400

Non-cash investing and financing activities:
Accrued distributions	$6,149
Advanced offering costs due to affiliate	$1,964
Other offering costs payable	$305
Distribution reinvestment	$8,623
Accrued stockholders servicing fee	$44,693
Issuance of Class E shares as payment of the board of directors compensation	$175
Allocation to redeemable common shares	$84
Redemptions payable	$183

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

The share classes have different upfront selling commissions, dealer manager fees, ongoing shareholder servicing fees, management fees, and performance participation allocation. The Company is offering its shares through a continuous private placement offering under Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The purchase price per share for each class of our common shares will vary and will generally equal the Company’s prior month’s net asset value (“NAV”) per share, as calculated monthly.

2. Summary of Significant Accounting Policies

The Company believes the following significant accounting policies, among others, affect its more significant estimates and assumptions used in the preparation of the condensed consolidated financial statements.

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 28, 2025.

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

We have not presented condensed consolidated statements of operations and condensed consolidated statements of changes in equity for the three and six months ended June 30, 2024 or a condensed consolidated statement of cash flows for the six months ended June 30, 2024 because the Company did not have any activity or operations during that period. The Company’s results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year or any other future period.

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

Commercial Real Estate Loan Investments

CRE loan investments structured as senior loans are secured by the borrower’s interest in underlying real estate and are recorded at fair value. Changes in the fair value are recorded as net unrealized loss on investments in the Company’s Condensed Consolidated Statements of Operations.

Investments in Real Estate-Related Assets

Mortgage Servicing Rights

The Company has entered into a subscription agreement for an investment in a conventional mortgage servicing rights portfolio (“MSR”) and has agreed to purchase up to an aggregate of $150.0 million subscriptions. The subscription agreement was executed in connection with a joint venture agreement with a third party. Pursuant to the joint venture operating agreement, most major decisions related to the joint venture, including acquisitions thereof, and its assets require the consent of the Company. The Company also retains the unilateral right to cause the joint venture to take certain actions, including as to matters related to litigation, servicing and disposition of assets. The equity investments are recorded at fair value. Changes in the fair value are recorded as net unrealized gain on investments in the Company’s Condensed Consolidated Statements of Operations.

Residential Bridge Loans

The Company has entered into a forward flow relationship with a non-bank lender to purchase newly originated bridge loans secured by mortgages on residential properties. Upon purchase of residential bridge loans, the principal balance is recorded on the Condensed Consolidated Balance Sheets at fair value. Changes in the fair value are recorded as net unrealized loss on investments in the Company’s Condensed Consolidated Statements of Operations.

Tax Lien Investments

Tax lien investments are legal claims against a residential or commercial property of an individual that fails to pay property taxes owed to the local government. When the lien is issued, a certificate evidences the amount owed on the property plus interest and penalties due. The Company records bid deposits as a component of other assets on the Condensed Consolidated Balance Sheets, which are refunded by the municipality if the Company does not win the bid. If the Company is subsequently awarded the lien certificate, the principal balance and accrued interest are recorded on the Condensed Consolidated Balance Sheets at fair value. Changes in the fair value are recorded as net unrealized gain on investments in the Company’s Condensed Consolidated Statements of Operations.

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

Valuation of liabilities not measured at fair value

As of June 30, 2025, the Company’s Repurchase Facilities (as defined below) and Revolving Credit Facility (as defined below) are carried at cost which approximates fair value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an estimated market yield. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.

Cash and Cash Equivalents

The Company held $161.4 million and $83.8 million of cash and cash equivalents as of June 30, 2025 and December 31, 2024, respectively, which represents cash on hand, cash held in banks and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk.

Restricted Cash

As of June 30, 2025 and December 31, 2024, restricted cash consists primarily of $41.8 million and $105.1 million, respectively, of cash received for subscriptions prior to the date in which the subscriptions are effective, which is held in a bank account controlled by the Company’s transfer agent but in the name of the Company. As of June 30, 2025 and December 31, 2024, other restricted cash of $47.3 million and $8.0 million, respectively, consist of amounts reserved to service loan interest due to the Company.

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

Lender Reserves

As of June 30, 2025 and December 31, 2024, the Company had $27.7 million and $9.4 million, respectively, in obligations related to lender reserves. Lender reserves primarily represent interest, tax and insurance on commercial real estate loans held by the Company on behalf of the borrower and are presented on the Condensed Consolidated Balance Sheets as a liability.

Revenue Recognition

Interest income on loans and financial instruments is accrued based on the outstanding principal amount and contractual terms of the instrument. Origination fees are recorded directly in income in the Condensed Consolidated Statements of Operations within interest income and are not deferred.

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

Organization and Offering Expense Reimbursement

The Adviser has agreed to advance all of the Company’s organization and offering expenses on the Company’s behalf (including legal, accounting (including NAV calculation), printing, mailing, subscription processing and filing fees and offering expenses, including costs associated with technology integration between the Company’s systems and those of the Company’s participating broker-dealers, due diligence expenses of participating broker-dealers supported by itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating broker-dealers, reimbursements for customary travel, lodging and meals, and fees, expenses and taxes related to the filing, registration and qualification of the Company’s shares or the sale thereof under federal and state laws, but excluding ongoing servicing fees) through August 1, 2025, the first anniversary of the initial closing of the Company’s private offering. The Company will reimburse the Adviser for all such advanced expenses ratably over the 60 months following August 1, 2025. The Adviser may elect to receive all or a portion of any such reimbursements in the form of cash or Class E shares. To the extent that the Adviser elects to receive any portion of these reimbursements in Class E shares, the Company may repurchase such Class E shares from the Adviser at a later date and such repurchases of Class E shares will not be subject to the repurchase limits of the Company’s share repurchase plan or any Early Repurchase Deduction as described in our Annual Report.

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

Segment Reporting

The Company operates and reports its business as a single reportable segment, which includes originating, acquiring, managing and investing in CRE Debt and other real-estate related assets. The Company’s chief operating decision maker (“CODM”) is the Co-Chief Executive Officers. The CODM makes key operating decisions, evaluates financial results, and allocates resources at the consolidated level for the entire portfolio based on consolidated revenues, expenses, and net income as reported on the Condensed Consolidated Statements of Operations. Accordingly, the Company has a single operating and reportable segment and the CODM evaluates profitability using net income. Net income is used by the CODM in assessing the operating performance of the segment. All expense categories on the Condensed Consolidated Statements of Operations are significant and there are no significant segment expenses that require disclosure.

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

3. Commercial Real Estate Loan Investments

As of June 30, 2025, the Company held the following 53 investments in senior secured CRE loans ($ in thousands):

Location	Property Type	Loan Amount (1)	Outstanding Principal	Fair Value	Interest Rate(2)	Maturity Date	Maximum Maturity(3)
New York	Multifamily	$12,500	$12,500	$12,500	9.13%	8/9/2026	8/9/2027
New York	Multifamily	9,250	9,124	9,124	9.13%	8/9/2026	8/9/2027
New York	Multifamily	3,800	3,800	3,800	9.06%	10/1/2026	10/1/2027
California	Retail	32,910	30,500	30,500	7.76%	9/26/2027	9/26/2029
New York	Multifamily	5,700	5,700	5,700	9.06%	10/1/2026	9/20/2027
Florida	Multifamily	21,780	21,408	21,408	8.23%	10/2/2027	10/2/2029
Louisiana	Multifamily	66,800	66,550	66,550	7.84%	11/1/2026	10/31/2029
Georgia	Retail	28,500	28,500	28,500	9.46%	11/4/2027	11/30/2029
New York	Multifamily	3,600	3,600	3,600	8.39%	12/1/2026	8/9/2027
Texas	Hospitality	27,200	23,725	23,725	7.70%	11/20/2027	11/20/2029
California	Multifamily	11,175	9,550	9,550	7.24%	12/1/2027	12/1/2029
California	Multifamily	12,000	12,000	12,000	7.82%	12/1/2027	12/1/2029
New York	Multifamily	33,750	33,750	33,750	7.93%	11/25/2026	11/25/2028
Oregon	Multifamily	58,000	57,820	57,820	8.15%	1/1/2028	12/1/2030
New York	Multifamily	6,875	6,875	6,875	8.33%	12/9/2025	12/9/2027
New York	Multifamily	7,875	6,034	6,034	8.44%	1/1/2027	1/1/2028
New York	Multifamily	11,400	10,125	10,125	8.15%	12/1/2026	12/19/2027
New York	Mixed-use	9,200	8,309	8,309	8.13%	12/27/2026	12/27/2028
California	Multifamily	25,100	24,150	24,150	7.86%	1/1/2027	1/1/2029
New York	Mixed-use	98,000	90,943	90,943	7.98%	1/10/2026	1/10/2029
New York	Multifamily	12,400	10,873	10,873	7.98%	1/16/2027	1/16/2028
New York	Mixed-use	3,575	3,575	3,575	8.28%	1/16/2027	1/16/2028
New York	Mixed-use	13,100	11,812	11,812	8.13%	1/17/2027	1/17/2028
Massachusetts	Industrial	65,500	51,971	51,971	6.85%	1/30/2028	1/30/2030
Colorado	Hospitality	48,000	47,000	47,000	8.40%	1/31/2028	1/31/2030
New York	Mixed-use	5,150	5,150	5,150	8.18%	2/10/2027	2/20/2028
New York	Mixed-use	11,500	11,500	11,500	8.08%	2/13/2027	2/13/2028
New York	Mixed-use	6,750	5,882	5,882	8.13%	2/14/2027	2/14/2028
New York	Multifamily	11,250	10,850	10,850	8.25%	2/21/2027	2/21/2028
Florida	Industrial	8,805	8,059	8,059	8.21%	2/6/2027	2/6/2028
California	Industrial	48,314	46,751	46,751	8.39%	9/1/2027	9/1/2028
Arizona	Multifamily	71,614	62,986	62,986	7.33%	3/1/2027	3/1/2029
New York(4)	Hospitality	110,000	110,000	110,000	8.56%	3/20/2026	3/20/2028
New York	Mixed-use	5,500	5,500	5,500	8.40%	3/26/2026	3/26/2027
New York	Multifamily	4,600	3,025	3,025	8.33%	3/28/2027	3/28/2028
Washington	Multifamily	21,750	21,750	21,750	7.72%	4/1/2027	4/1/2028
Virginia	Multifamily	59,000	51,500	51,500	7.47%	6/8/2027	6/8/2029
Florida	Hospitality	38,000	38,000	38,000	8.28%	11/1/2027	5/1/2030
Connecticut	Multifamily	40,500	39,500	39,500	7.29%	6/1/2028	6/1/2030
Texas & New Mexico	Senior Housing	62,071	62,071	62,071	8.08%	5/30/2028	5/30/2030
Florida	Multifamily	66,900	60,610	60,610	7.73%	5/8/2028	5/8/2030
New York	Mixed-use	3,400	3,400	3,400	8.23%	5/1/2027	5/1/2028
New York	Mixed-use	9,300	9,300	9,300	8.18%	5/1/2027	5/1/2028

New York	Mixed-use	2,600	2,600	2,600	7.88%	6/10/2027	6/10/2028
Colorado	Mixed-use	25,200	24,135	24,135	7.83%	5/8/2027	5/8/2029
New York	Mixed-use	17,000	15,250	15,250	7.93%	6/11/2027	6/11/2028
Texas	Multifamily	34,000	33,400	33,400	7.19%	7/1/2028	7/1/2030
California	Retail	26,050	24,050	24,050	8.15%	7/1/2028	7/1/2028
New York	Multifamily	20,000	20,000	20,000	7.38%	7/1/2027	7/1/2028
New York	Mixed-use	20,000	20,000	20,000	7.38%	7/1/2027	7/1/2028
New York	Multifamily	2,365	2,365	2,365	8.03%	6/27/2027	6/27/2027
New York	Multifamily	10,750	10,750	10,750	7.53%	6/30/2027	6/30/2030
California	Industrial	21,200	19,800	19,800	7.64%	7/1/2028	7/1/2029
Total		$1,391,559	$1,318,378	$1,318,378

(1)
Loan amount consists of outstanding principal balance plus unfunded loan commitments.
(2)
Represents weighted average interest rate of the most recent interest period in effect for each loan as of period end. As of June 30, 2025, loans earn interest at the one-month term Secured Overnight Financing Rate (“SOFR”) of 4.32% plus a spread and are subject to a rate floor ranging from 2.53% to 5.14%. Payment terms for all loans are interest only with principal due at maturity.
(3)
Maximum maturity assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are subject to certain conditions as defined in the respective loan agreement.
(4)
Refinancing of loan previously held by an affiliate.

The weighted average loan-to-value ratio, a metric utilized in the fair value measurement of the Company’s commercial real estate loan investments, for the Company’s loan investments was approximately 68.26% as of June 30, 2025.

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

4. Investments in Real Estate-Related Assets

Mortgage Servicing Rights

As of June 30, 2025 and December 31, 2024, the Company’s equity interest in a MSR portfolio was $81.9 million and $9.5 million, respectively. The interest in the MSR portfolio is associated with $6.0 billion of unpaid principal balance on residential mortgage loans.

Residential Bridge Loans

The following table details the Company’s investment in residential bridge loans as of June 30, 2025 ($ in thousands):

Number of Loans	Loan Amount(1)	Outstanding Principal	Interest Rate	Maximum Maturity Date(2)
59	$37,484	$19,613	10.00%	4/14/2026

The following table details the Company’s investment in residential bridge loans as of December 31, 2024 ($ in thousands):

Number of Loans	Loan Amount(1)	Outstanding Principal	Interest Rate	Maximum Maturity Date(2)
3	$5,979	$2,750	10.00%	8/19/2025

(1) Loan amount consists of outstanding principal balance plus unfunded loan commitments.

(2) Maximum maturity date assumes all extension options are exercised.

Tax Lien Investments

As of June 30, 2025, the Company held the following tax lien investments ($ in thousands):

Location	Lien Count	Acquisition Date	Par Value	Fair Value
New Jersey	463	8/30/2024	$11,760	$11,760
Mississippi	452	9/4/2024	2,209	2,373
Colorado	567	10/23/2024	4,460	4,818
California	23,186	12/4/2024	23,172	24,136
Illinois	265	12/10/2024	4,652	4,652
New York	212	2/18/2025	2,185	2,185
Connecticut	261	4/28/2025	2,952	3,035
Ohio	31	4/28/2025	145	145
Florida	41,882	6/1/2025	287,753	287,753
Total	67,319		$339,288	$340,857

As of December 31, 2024, the Company held the following tax lien investments ($ in thousands):

Location	Lien Count	Acquisition Date	Par Value	Fair Value
New Jersey	869	8/30/2024	$16,668	$16,667
Mississippi	691	9/4/2024	3,217	3,458
Colorado	1,000	10/23/2024	7,213	7,797
California	34,995	12/4/2024	36,152	37,655
Illinois	265	12/10/2024	2,484	2,505
Total	37,820		$65,734	$68,082

As of June 30, 2025 and December 31, 2024, the Company recorded $0.3 million and $0.4 million, respectively, of bid deposits as a component of other assets on the Condensed Consolidated Balance Sheets.

5. Borrowings

Atlas Repurchase Facility

On October 11, 2024, a subsidiary of the Company, FCR DC JV Atlas Seller I LLC, as seller (the “Atlas Seller”), and Atlas Securitized Product Investments 2, L.P., as administrative agent and buyer (“Atlas”), entered into a Master Repurchase Agreement (together with the related transaction documents, the “Atlas Repurchase Agreement” and, the repurchase facility governed by the Atlas Repurchase Agreement, the “Atlas Repurchase Facility”). The Company provided a guaranty in connection with the Atlas Repurchase Agreement (the “Atlas Guaranty”).

On April 23, 2025, the Atlas Seller and Atlas, as administrative agent and buyer, entered into an amendment to the Atlas Repurchase Agreement (together with the related transaction documents, the “Amended Atlas Repurchase Agreement”). Pursuant to the Amended Atlas Repurchase Agreement, the financing available in connection with the acquisition and origination by the Company of certain loans, as more particularly described in the Amended Atlas Repurchase Agreement, was increased from an aggregate of $200 million to $300 million.

In connection with the Amended Atlas Repurchase Agreement, on April 23, 2025, the Company entered into a first amendment to the Atlas Guaranty, dated October 11, 2024 (the “Amended Atlas Guaranty”). Pursuant to the Amended Atlas Guaranty, the Company agreed to satisfy certain minimum adjusted net worth standards and certain liquidity requirements.

Revolving Credit Facility

On November 8, 2024, FCR TL Holdings LLC, an indirect, wholly-owned subsidiary of the Company (the “FCR TL Holdings”), as borrower, entered into a Loan and Security Agreement (the “Subsidiary Loan Agreement” and the revolving credit facility governed by the Subsidiary Loan Agreement, the “Revolving Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “Administrative Agent”).

On May 1, 2025, FCR TL Holdings, JPMorgan, as administrative agent and lender, and the Company entered into Amendment No. 1 to the Revolving Credit Facility (“Revolving Credit Facility Amendment”). Pursuant to the Revolving Credit Facility Amendment, the limitation on the maximum amount borrowable under the Revolving Credit Facility was amended to remove limitations based on the borrowings of other Fortress funds on facilities between such entities and JPMorgan. The maximum loan amount under the Revolving Credit Facility remains at $300 million, subject to the termination and condition set forth in the Revolving Credit Facility.

GS Repurchase Facilities

On August 16, 2024, a subsidiary of the Company, FCR GS Seller I LLC, as seller (the “GS Seller I”), and Goldman Sachs Bank USA, as purchaser (“Goldman Sachs”), entered into a Master Repurchase Agreement (together with the related transaction documents, the “GS Seller I Repurchase Agreement”). On October 11, 2024, a subsidiary of the Company, FCR DC GS Seller III LLC, as seller (the “GS Seller III”), and Goldman Sachs, as purchaser, entered into a Master Repurchase Agreement (together with the related transaction documents, the “GS Seller III Repurchase Agreement”). On December 18, 2024, a subsidiary of the Company, FCR Key GS Seller II LLC, as seller (the “GS Seller II” and, together with the GS Seller I and GS Seller III, the “GS Sellers”), and Goldman Sachs, as purchaser, entered into a Master Repurchase Agreement (together with the related transaction documents, the “GS Seller II Repurchase Agreement” and, together with the GS Seller I Repurchase Agreement and GS Seller III Repurchase Agreement, the “GS Repurchase Agreements” and, the repurchase facilities governed by the GS Repurchase Agreements, the “GS Repurchase Facilities” and, together with the Atlas Repurchase Facility, the “Repurchase Facilities”).

The Company provided guaranties in connection with the GS Repurchase Agreements (the “GS Guaranty I”, the “GS Guaranty II” and the “GS Guaranty III,” respectively, and collectively, the “GS Guaranties”).

On May 6, 2025, (i) the GS Seller I and Goldman Sachs, as purchaser, entered into a second amendment to the “GS Seller I Repurchase Agreement, as previously amended as of December 18, 2024 (together with the related transaction documents, the “Second Amended GS Seller I Repurchase Agreement”), (ii) the GS Seller III and Goldman Sachs, as purchaser, entered into a second amendment to the GS Seller III Repurchase Agreement, as previously amended as of December 18, 2024 (together with the related transaction documents, the “Second Amended GS Seller III Repurchase Agreement”) and (iii) the GS Seller II and Goldman Sachs, as purchaser entered into an amendment to the GS Seller II Repurchase Agreement (together with the related transaction documents, the “Amended GS Seller II Repurchase Agreement” and, together with the Second Amended GS Seller I Repurchase Agreement and Second Amended GS Seller III Repurchase Agreement, the “Amended GS

Repurchase Agreements”). Pursuant to the Amended GS Repurchase Agreements, the financing available in connection with the acquisition and/or origination by the Company of certain loans, as more particularly described in the Amended GS Repurchase Agreements, was increased from an aggregate of $500 million to $750 million.

In connection with the Amended GS Repurchase Agreements, on May 6, 2025, the Company entered into a first amendment to each of the GS Guaranties, each dated as of the date of the applicable Amended GS Repurchase Agreement (collectively, the “Amended GS Guaranties”). Pursuant to the Amended GS Guaranties, the liquidity covenant was amended to (i) delete the threshold applicable for the first six months following the closing date of the applicable Amended GS Repurchase Agreements and (ii) limit the liquidity the Company is required to maintain to a maximum of $37.5 million.

The table below summarizes the Company’s Repurchase Facilities and Revolving Credit Facility borrowings as of June 30, 2025 ($ in thousands):

	Principal Outstanding Balance as of June 30, 2025	Maximum Facility Size	Weighted Average Interest Rate	Maturity Date
Repurchase Facilities:
GS Seller I Repurchase Facility	$359,333	$644,707	6.59%	8/16/2027
GS Seller II Repurchase Facility	41,918	41,918	6.36%	8/16/2027
GS Seller III Repurchase Facility	63,375	63,375	6.60%	8/16/2027
Atlas Repurchase Facility	179,037	300,000	6.56%	10/11/2027
Total Repurchase Facilities	643,663	1,050,000
Deferred Financing Costs, net	(2,717)
Total Repurchase Facilities, net	640,946
Revolving Credit Facility:
JPM Revolving Credit Facility	256,169	300,000	6.32%	5/8/2027
Deferred Financing Costs, net	(123)
Revolving Credit Facility, net	256,046
Total	$896,992	$1,350,000

The table below summarizes the Company’s Repurchase Facilities and Revolving Credit Facility borrowings as of December 31, 2024 ($ in thousands):

	Principal Outstanding Balance as of December 31, 2024	Maximum Facility Size	Weighted Average Interest Rate	Maturity Date
Repurchase Facilities:
GS Seller I Repurchase Facility	$159,146	$439,887	6.71%	8/16/2027
GS Seller II Repurchase Facility	25,605	25,605	6.37%	8/16/2027
GS Seller III Repurchase Facility	34,508	34,508	6.72%	8/16/2027
Atlas Repurchase Facility	14,027	200,000	7.10%	10/11/2027
Total Repurchase Facilities	233,286	700,000
Deferred Financing Costs, net	(1,352)
Total Repurchase Facilities, net	231,934
Revolving Credit Facility:
JPM Revolving Credit Facility	61,591	179,061	6.50%	5/8/2027
Deferred Financing Costs, net	(155)
Revolving Credit Facility, net	61,436
Total	$293,370	$879,061

The table below shows the aggregate amount of maturities of our outstanding borrowings over the next five years and thereafter as of June 30, 2025 ($ in thousands):

Year	Repurchase Facilities	Revolving Credit Facility
2025	$—	$—
2026	—	—
2027	643,663	256,169
2028	—	—
2029	—	—
Thereafter	—	—
Total	$643,663	$256,169

The Company is subject to various financial and operational covenants under the Repurchase Facilities and Revolving Credit Facility. These covenants require the Company to maintain certain financial ratios, which include leverage and fixed charge coverage, among others. As of June 30, 2025, the Company was in compliance with all of its loan covenants.

6. Equity and Non-Controlling Interests

Authorized Capital

As of June 30, 2025, the Company has the authority to issue an unlimited number of preferred shares and 11 classes of common shares including Class B, Class R, Class J-1, Class J-2, Class J-3, Class J-4, Class J-5, Class S, Class D, Class I and Class E. Class E shares are classified as redeemable common stock on the Company’s Condensed Consolidated Balance Sheets. Each class of common shares and preferred shares has a par value of $0.01. The Company’s board of trustees has the ability to establish the preferences and rights of each class or series of preferred shares, without shareholder approval, and as such, it may afford the holders of any series or class of preferred shares preferences, powers and rights senior to the rights of holders of common shares. The differences among the common share classes relate to ongoing servicing fees, management fees, performance participation allocation and share repurchase rights. Other than differences in fees and repurchase rights, each class of common shares has the same economic and voting rights.

Common Shares

For the three and six months ended June 30, 2025, the below tables detail the movement in the Company’s outstanding common shares (in thousands):

	Three Months Ended June 30, 2025
	Class B	Class R	Class J-1	Class J-2	Class J-4	Class S	Class I	Class E	Total
March 31, 2025	17,659	3,571	8,365	2,251	—	—	184	1,274	33,304
Common shares issued	4,430	851	7,063	998	2,271	297	1,113	10	17,033
Distribution reinvestment	122	18	125	35	5	—	2	3	310
Class transfers	8	(8)	—	—	—	—	—	—	—
Common shares repurchased	—	—	—	—	—	—	(4)	(5)	(9)
June 30, 2025	22,219	4,432	15,553	3,284	2,276	297	1,295	1,282	50,638

	Six Months Ended June 30, 2025
	Class B	Class R	Class J-1	Class J-2	Class J-4	Class S	Class I	Class E	Total
December 31, 2024	9,401	976	—	—	—	—	18	1,133	11,528
Common shares issued	12,598	3,445	15,413	3,241	2,271	297	1,279	148	38,692
Distribution reinvestment	205	26	140	43	5	—	2	6	427
Class transfers	15	(15)	—	—	—	—	—	—	—
Common shares repurchased	—	—	—	—	—	—	(4)	(5)	(9)
June 30, 2025	22,219	4,432	15,553	3,284	2,276	297	1,295	1,282	50,638

Redeemable Common Stock

Affiliates of the Adviser hold Class E shares of the Company. See Note 9 - Related Party Transactions for further details on related party share ownership. The ability of the Class E holders to redeem the Class E shares for cash is outside of the Company’s control. Therefore, the Company has classified these Class E shares that are held by affiliates of the Adviser as redeemable common stock outside of equity on the Company’s Condensed Consolidated Balance Sheets. The Company received proceeds from the issuance of redeemable common stock of $0.3 million and $2.9 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2025 and December 31, 2024, the Company had 1,281,686 and 1,133,401 redeemable common shares issued and outstanding, respectively.

The redeemable common shares are recorded at the greater of (i) their carrying amount, or (ii) their redemption value, which is equivalent to the fair value of the shares at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment of $20,243 and $83,528 for the three and six months ended June 30, 2025, respectively.

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

The Company repurchased 9,080 common shares for $0.2 million for the three and six months ended June 30, 2025.

Distributions

The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income in accordance with GAAP, to its shareholders each year to comply with the REIT provisions of the Code. Each class of common shares receive the same gross distribution per share during the period.

For the three and six months ended June 30, 2025, the aggregate net distributions declared for each applicable class of common shares are below:

	Three Months Ended June 30, 2025
	Class B	Class R	Class J-1	Class J-2	Class J-4	Class S(1)	Class I	Class E
Aggregate net distributions declared per share of common shares	$0.3694	$0.3272	$0.3447	$0.3573	$0.3310	$0.2144	$0.3558	$0.4196

	Six Months Ended June 30, 2025
	Class B	Class R	Class J-1(2)	Class J-2(2)	Class J-4(2)	Class S(1)	Class I	Class E
Aggregate net distributions declared per share of common shares	$0.7726	$0.6879	$0.5974	$0.6183	$0.3310	$0.2144	$0.6959	$0.8228

(1)
Shares were outstanding for a portion of the three and six months ended June 30, 2025.
(2)
Shares were outstanding for a portion of six months ended June 30, 2025.

Non-controlling Interests

As of June 30, 2025, the Company has two entities with non-controlling interests which the Company consolidates. As of June 30, 2025, total equity of the joint ventures was $139.9 million, of which the Company owned $120.4 million and the remaining $19.5 million was allocated to non-controlling interests.

As of December 31, 2024, total equity of the joint ventures was $61.1 million, of which the Company owned $52.5 million and the remaining $8.6 million was allocated to non-controlling interests.

Share Based Compensation

The Company accrued $0.2 million of non-cash compensation expense as of June 30, 2025.

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

For the three and six months ended June 30, 2025, net earnings per common share is computed as below (in thousands, except per share data):

	Three Months Ended June 30, 2025
(in thousands, except per share data)	Class B	Class R	Class J-1	Class J-2	Class J-4	Class S	Class I	Class E	Total
Net income	$8,216	$1,691	$5,864	$1,249	$476	$60	$275	$553	$18,384
Weighted average number of common shares outstanding	21,441	4,428	15,335	3,270	1,343	166	783	1,283	48,049
Earnings per common share — basic and diluted	$0.38	$0.38	$0.38	$0.38	$0.35	$0.36	$0.35	$0.43	$0.38

	Six Months Ended June 30, 2025
(in thousands, except per share data)	Class B	Class R	Class J-1	Class J-2	Class J-4	Class S	Class I	Class E	Total
Net income	$14,831	$3,096	$7,137	$1,708	$476	$60	$313	$1,119	$28,740
Weighted average number of common shares outstanding	18,314	3,827	9,659	2,352	675	83	455	1,263	36,628
Earnings per common share — basic and diluted	$0.81	$0.81	$0.74	$0.73	$0.71	$0.72	$0.69	$0.89	$0.78

8. Fair Value of Financial Instruments

The following table presents the Company’s investment assets carried at fair value on a recurring basis on the Condensed Consolidated Balance Sheets by their level in the fair value hierarchy as of June 30, 2025 ($ in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3
Financial Assets:
Commercial real estate loan investments	$—	$—	$1,318,378
Investments in real estate-related assets:
Mortgage servicing rights	—	—	81,281
Residential bridge loans	—	—	19,613
Tax liens	—	—	340,857
Total	$—	$—	$1,760,129

The following table presents the Company’s investment assets carried at fair value on a recurring basis on the Condensed Consolidated Balance Sheets by their level in the fair value hierarchy as of December 31, 2024 ($ in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3
Financial Assets:
Commercial real estate loan investments	$—	$—	$370,401
Investments in real estate-related assets:
Mortgage servicing rights	—	—	9,835
Residential bridge loans	—	—	2,750
Tax liens	—	—	68,082
Total	$—	$—	$451,068

The following table summarizes changes in investments for the three months ended June 30, 2025 ($ in thousands):

	Three Months Ended June 30, 2025
	Commercial Real Estate Loan Investments	Mortgage Servicing Rights	Residential Bridge Loans	Tax Liens
Balance at March 31, 2025	$871,906	$79,376	$3,029	$56,144
Loan originations and fundings	446,472	2,525	16,858	311,854
Repayments	—	—	(274)	(26,824)
Return of capital	—	(358)	—	—
Net realized loss on investments	—	—	—	(317)
Net unrealized loss on investments	—	(262)	—	—
Balance at June 30, 2025	$1,318,378	$81,281	$19,613	$340,857

The following table summarizes changes in investments for the six months ended June 30, 2025 ($ in thousands):

	Six Months Ended June 30, 2025
	Commercial Real Estate Loan Investments	Mortgage Servicing Rights	Residential Bridge Loans	Tax Liens
Balance at December 31, 2024	$370,401	$9,835	$2,750	$68,082
Loan originations and fundings	947,977	73,404	17,137	317,409
Repayments	—	—	(274)	(43,793)
Return of capital	—	(983)	—	—
Net realized loss on investments	—	—	—	(841)
Net unrealized loss on investments	—	(975)	—	—
Balance at June 30, 2025	$1,318,378	$81,281	$19,613	$340,857

The key unobservable inputs used in determining the fair value of the Company’s investments as of June 30, 2025 were as follows:

Level 3 Asset Category	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs	Impact to Valuation from an Increase in Input
Commercial real estate loan investments	$1,318,378	Discounted cash flow	Discount rate	6.67% - 10.20%	Decrease
Investments in real estate-related assets:
Mortgage servicing rights	$81,281	NAV	NAV	$81,281	Increase
Residential bridge loans	$19,613	Discounted cash flow	Discount rate	10.00%	Decrease
Tax liens	$340,857	Yield analysis	Yield	6.84% - 19.92%	Increase

The key unobservable inputs used in determining the fair value of the Company’s investments as of December 31, 2024 were as follows:

Level 3 Asset Category	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs	Impact to Valuation from an Increase in Input
Commercial real estate loan investments	$370,401	Discounted cash flow	Discount rate	5.44% - 9.78%	Decrease
Investments in real estate-related assets:
Mortgage servicing rights	$9,835	NAV	NAV	$9,835	Increase
Residential bridge loans	$2,750	Discounted cash flow	Discount rate	10.00%	Decrease
Tax liens	$68,082	Yield analysis	Yield	7.72% - 19.92%	Increase

9. Related Party Transactions

Due to Affiliates

The following table details the components of due to affiliates on the Condensed Consolidated Balance Sheets ($ in thousands):

	June 30, 2025	December 31, 2024
Advanced organizational and offering costs	$5,481	$4,947
General and administrative expenses	2,859	2,174
Accrued management fee	838	—
Accrued performance participation allocation	114	—
Accrued shareholder servicing fee	44,693	—
Total	$53,985	$7,121

Advanced Organizational and Offering Costs

The Adviser has agreed to advance organization and offering costs on behalf of the Company (including legal, accounting and other expenses attributable to the organization, but excluding ongoing servicing fees) through August 1, 2025, the first anniversary of the initial closing of the Company’s private offering. The Company will reimburse the Adviser for all such advanced expenses ratably over the 60-month period following August 1, 2025. Additionally, the Adviser pays certain other general corporate expenses on behalf of the Company. Such expenses are reimbursed by the Company to the Adviser in the ordinary course. Any amount due to the Adviser but not paid will be recognized as a liability on the Condensed Consolidated Balance Sheets. As of June 30, 2025 and December 31, 2024, the Adviser has incurred organization and offering expenses on the Company’s behalf of $5.5 million and $4.9 million, respectively, and are recorded as a component of due to affiliate on the Company’s Condensed Consolidated Balance Sheets.

General and Administrative Expense

The Adviser has agreed to advance certain operating costs, including debt issuance costs and general and administrative expenses, incurred through December 31, 2024. The Company will reimburse the Adviser for all such advanced operating expenses ratably over the 60 months following such date. Additionally, the Adviser pays certain other general corporate expenses on behalf of the Company. Such expenses are reimbursed by the Company to the adviser in the ordinary course. As of June 30, 2025 and December 31, 2024, the Adviser had incurred operating expenses, including general and administrative expenses of $2.6 million and $1.9 million, respectively, on behalf of the Company, that are recorded as a component of due to affiliates on the Condensed Consolidated Balance Sheets. Additionally, approximately $0.2 million was payable to the Board of Trustees related to compensation expense at June 30, 2025 and December 31, 2024. After December 31, 2024, the Company will reimburse the Adviser for the use of accounting, information technology and operational services, software or other assets utilized to provide such services to the Company based on an allocation by the Adviser when incurred.

Management Fee

As compensation for its services provided pursuant to the management agreement, the Adviser, for Class J-4 shares, Class J-5 shares, Class S shares, Class D shares and Class I shares, will be paid a management fee of 1.25% of NAV per annum payable monthly, and for Class B shares, Class R shares, Class J-1 shares, Class J-2 shares, Class J-3 shares and Class E shares, a management fee of 1.00% of NAV per annum payable monthly. The management fee paid in respect of any Class B shares, Class R shares, Class J-1 shares, Class J-2 shares or Class J-3 shares that are purchased by a shareholder until March 31, 2025 were waived. The Adviser agreed to waive the management fee in respect of any Class E shares issued for so long as the Company qualifies as a “publicly offered REIT.” As of June 30, 2025, the Company has incurred $2.4 million of management fees.

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

For purposes of calculating the performance fee, “Core Earnings” means: the net income (loss) attributable to shareholders of Class S shares, Class D shares and Class I shares, computed in accordance with GAAP, including realized gains (losses) not otherwise included in GAAP net income (loss) and excluding (i) non-cash equity compensation expense, (ii) the performance fee, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, (v) one-time events pursuant to changes in GAAP, and (vi) certain non-cash adjustments and certain material non-cash income or expense items, in each case after discussions between the Adviser and the Company’s independent trustees and approved by a majority of the Company’s independent trustees. As of June 30, 2025, the Company has incurred $0.1 million of performance fees.

Accrued Shareholder Servicing Fees

On April 11, 2025, the Company appointed Fortress Wealth Solutions LLC (the “Dealer Manager”), an affiliate of the Adviser, as dealer manager in connection with its ongoing private offering of securities. The Company accrues ongoing shareholder servicing fees payable to the Dealer Manager, for ongoing services rendered to applicable share classes. The shareholder servicing fees are calculated as a percentage of the aggregate NAV of applicable share classes as follows:

•
0.85% per annum for Class R and Class S shareholders
•
0.50% per annum for Class J-1 and Class J-4 shareholders
•
0.25% per annum for Class J-2 and Class D shareholders

The ongoing shareholder servicing fees are paid monthly in arrears.

10. Commitments and Contingencies

Commitments and contingencies may arise in the ordinary course of business. As of June 30, 2025, the Company has unfunded commitments of up to $68.1 million, $73.2 million and $17.9 million related to its equity investments in mortgage servicing rights portfolio subscription agreement, CRE loan investments and residential bridge loan investments, respectively. The exact timing and amounts of such future fundings are uncertain. As of December 31, 2024, the Company had unfunded commitments of up to $140.4 million, $17.0 million and $3.2 million related to its equity investments in mortgage servicing rights portfolio subscription agreement, CRE loan investments and residential bridge loan investments, respectively.

As of June 30, 2025, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

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

12. Subsequent Events

Investment Activity

Subsequent to June 30, 2025, the Company originated the following CRE loans ($ in thousands):

Location	Property Type	Origination Date	Loan Amount(1)	Outstanding Principal	Interest Rate	Maturity Date
New York	Mixed-use	7/1/2025	$9,000	$9,000	8.03%	7/1/2027
Florida	Multifamily	7/11/2025	51,000	47,640	7.81%	8/8/2027
New York	Mixed-use	7/21/2025	12,000	10,385	8.18%	7/21/2027
Nevada	Industrial	7/30/2025	20,800	17,686	7.90%	8/8/2027
Alabama	Multifamily	7/31/2025	38,081	32,581	8.13%	8/11/2027
California	Retail	8/5/2025	25,000	23,389	8.10%	9/8/2028
Total			$155,881	$140,681

(1)
Loan amount consists of outstanding principal balance plus unfunded loan commitments.

Subsequent to June 30, 2025, the Company funded an additional $1.3 million towards the principal balance of existing residential bridge loans.

Subsequent to June 30, 2025, the Company funded $1.6 million toward a loan secured by a single tenant retail property located in Colorado.

Revolving Credit Facility

Subsequent to June 30, 2025, the Company paid $10.9 million towards the outstanding principal balance on the borrowings under the Revolving Credit Facility. The payment was made in the normal course of business and reflects the paydown of underlying assets secured by the Revolving Credit Facility.

The following table summarizes the Company's borrowings and paydowns subsequent to June 30, 2025 ($ in thousands):

	Borrowings (Paydowns)	Ending Balance	Weighted Average Interest Rate	Maturity Date
Repurchase Facilities:
GS Seller I Repurchase Facility	$—	$359,333	6.73%	8/16/2027
GS Seller II Repurchase Facility	15,262	57,180	6.42%	8/16/2027
GS Seller III Repurchase Facility	9,018	72,393	6.59%	8/16/2027
Atlas Repurchase Facility	17,785	196,822	6.56%	10/11/2027
Total Repurchase Facilities	42,065	685,728
JPM Revolving Credit Facility	(10,875)	245,294	6.34%	5/8/2027
Total	$31,190	$931,022

Proceeds from the Issuance of Common Shares

On July 1, 2025, the Company issued and sold an aggregate of 2,172,495 common shares, consisting of 138,487 Class B shares, 6,646 Class R shares, 49,847 Class J-1 shares, 13,936 Class J-2 shares, 646,555 Class J-4 shares, 244,581 Class S shares, 1,068,830 Class I shares and 3,613 Class E shares for aggregate proceeds of $43.9 million.

On August 1, 2025, the Company issued and sold an aggregate of 1,974,374 common shares, consisting of 481,400 Class B shares, 6,687 Class R shares, 50,064 Class J-1 shares, 14,016 Class J-2 shares, 582,415 Class J-4 shares, 92,431 Class S shares, 746,217 Class I shares and 1,143 Class E shares for aggregate proceeds of $40.0 million.

MS Repurchase Facility

On July 24, 2025, a subsidiary of the Company, FCR MS Seller LLC, as seller (the “MS Seller”), Morgan Stanley Mortgage Capital Holdings LLC, as administrative agent (“Administrative Agent”) for Morgan Stanley Bank, N.A. and such other financial institutions from time to time party thereto as buyers (“MSBNA” and, together with such other financial institutions from time to time party hereto, the “Buyers”) entered into a Master Repurchase and Securities Contract Agreement (together with the related transaction documents, the “MS Seller Repurchase Agreement”). The MS Seller Repurchase Agreement provides financing of up to an aggregate of $250 million in connection with the acquisition and/or origination by the Company of certain loans as more particularly described in the MS Seller Repurchase Agreement. Subject to the terms and conditions thereof, the MS Seller Repurchase Agreement provides for the purchase, sale and repurchase of mortgage loans, mezzanine loans and participation interests in such mortgage loans satisfying certain conditions set forth in the MS Seller Repurchase Agreement (collectively, the “MS Repurchase Facility”).

Advances under the MS Seller Repurchase Agreement accrue interest at a per annum rate equal to Term SOFR for a one-month period plus a margin as agreed upon by MSBNA and the MS Seller for each transaction. The termination date of the MS Seller Repurchase Agreement is July 24, 2029, as such date may be extended with availability for new transactions pursuant to a one-year extension option, subject to satisfaction of certain customary conditions in accordance with the MS Seller Repurchase Agreement.

In connection with the MS Seller Repurchase Agreement, the Company entered into a Guaranty and Indemnity agreement, dated July 24, 2025 (the “MS Guaranty”), under which the Company guarantees (the “Guaranty”) the obligations of the MS Seller under the MS Repurchase Agreement, provided, however, that the maximum liability of the Company pursuant to the MS Guaranty shall not exceed 25% of the then-outstanding principal amount of the MS Repurchase Facility. Notwithstanding the foregoing, such limitation on the Company’s Guaranty may be nullified in certain circumstances, including if the MS Seller or the Company become the subject of a voluntary or collusive involuntary proceeding under any bankruptcy, insolvency or similar law and for other customary insolvency related actions. The Company is also liable under the MS Guaranty for costs, expenses, damages and losses actually incurred by the Buyers or the Administrative Agent resulting from customary “bad boy” events pertaining to the Company and/or the MS Seller as described in the MS Guaranty.

The MS Seller Repurchase Agreement and the MS Guaranty contain various restrictions and covenants that are customary for similar agreements, including financial covenants relating to the Company’s minimum net worth, liquidity and maximum leverage.

The Company has performed an evaluation of subsequent events through August 13, 2025, which is the date the condensed consolidated financial statements were issued. Other than those items previously disclosed, no other events have occurred that require consideration as adjustments to, or disclosures in, the condensed consolidated financial statements

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of June 30, 2025, we have received aggregate proceeds of $1.0 billion from the sale of our common shares. The Company has primarily used the net proceeds to make investments in real estate debt and other investments as further described below under “Overall Portfolio.” The Company intends to continue selling common shares on a monthly basis.

Market Conditions and Trends

The Company’s businesses are materially affected by conditions in the financial markets and economic conditions in the United States and, to a lesser extent, elsewhere in the world.

During the second quarter of 2025, the persistence of both elevated inflation and interest rates, in conjunction with tariff risks, political uncertainty, geopolitical uncertainty (including the conflict between Russia and Ukraine, or the ongoing and developing conflicts in the Middle East, and other developing conflicts), and uncertainty around future capital availability continued to weigh on industry deal activity and market valuations.

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

We are continuing to closely monitor developments related to the macroeconomic factors that have contributed to market volatility, and to assess the impact of these factors on financial markets and on our business. Our future results may be adversely affected by slowdowns in fundraising activity and the pace of capital deployment. It remains difficult to predict the ultimate effects of these events on the financial markets, overall economy, and our financial statements. See “Item 1A. Risk Factors—Risks Related to Our Business and Operations” in our Annual Report.

Recent Developments

Since June 30, 2025, and through and including the date hereof, we have (i) originated six CRE loans across the United States with an aggregate loan amount and outstanding principal amount of $155.9 million and $140.7 million, respectively, (ii) funded an additional $1.3 million towards the outstanding principal balance of existing residential bridge loans, (iii) entered into that certain MS Repurchase Facility, as described below and (iv) issued and sold an aggregate of 4,146,869 common shares in our private offering, resulting in proceeds of $83.9 million (see “Item 1. Financial Statements—Notes to Condensed

Consolidated Financial Statements—Note 12. Subsequent Events” and the section titled “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds”).

MS Repurchase Facility

On July 24, 2025, a subsidiary of the Company, FCR MS Seller LLC, as seller (the “MS Seller”), Morgan Stanley Mortgage Capital Holdings LLC, as administrative agent (“Administrative Agent”) for Morgan Stanley Bank, N.A. and such other financial institutions from time to time party thereto as buyers (“MSBNA” and, together with such other financial institutions from time to time party hereto, the “Buyers”) entered into a Master Repurchase and Securities Contract Agreement (together with the related transaction documents, the “MS Seller Repurchase Agreement”). The MS Seller Repurchase Agreement provides financing of up to an aggregate of $250 million in connection with the acquisition and/or origination by the Company of certain loans as more particularly described in the MS Seller Repurchase Agreement. Subject to the terms and conditions thereof, the MS Seller Repurchase Agreement provides for the purchase, sale and repurchase of mortgage loans, mezzanine loans and participation interests in such mortgage loans satisfying certain conditions set forth in the MS Seller Repurchase Agreement (collectively, the “MS Repurchase Facility”).

Advances under the MS Seller Repurchase Agreement accrue interest at a per annum rate equal to Term SOFR for a one-month period plus a margin as agreed upon by MSBNA and the MS Seller for each transaction. The termination date of the MS Seller Repurchase Agreement is July 24, 2029, as such date may be extended with availability for new transactions pursuant to a one-year extension option, subject to satisfaction of certain customary conditions in accordance with the MS Seller Repurchase Agreement.

In connection with the MS Seller Repurchase Agreement, the Company entered into a Guaranty and Indemnity agreement, dated July 24, 2025 (the “MS Guaranty”), under which the Company guarantees (the “Guaranty”) the obligations of the MS Seller under the MS Repurchase Agreement, provided, however, that the maximum liability of the Company pursuant to the MS Guaranty shall not exceed 25% of the then-outstanding principal amount of the MS Repurchase Facility. Notwithstanding the foregoing, such limitation on the Company’s Guaranty may be nullified in certain circumstances, including if the MS Seller or the Company become the subject of a voluntary or collusive involuntary proceeding under any bankruptcy, insolvency or similar law and for other customary insolvency related actions. The Company is also liable under the MS Guaranty for costs, expenses, damages and losses actually incurred by the Buyers or the Administrative Agent resulting from customary “bad boy” events pertaining to the Company and/or the MS Seller as described in the MS Guaranty.

The MS Seller Repurchase Agreement and the MS Guaranty contain various restrictions and covenants that are customary for similar agreements, including financial covenants relating to the Company’s minimum net worth, liquidity and maximum leverage.

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

Q2 2025 Highlights

Operating Results

We declared monthly net distributions totaling $17.2 million for the three months ended June 30, 2025. The details of our total returns are shown in the following table:

	Class B	Class R	Class J-1	Class J-2	Class J-3	Class J-4	Class J-5	Class S	Class D	Class I	Class E
Inception-to-Date Total Return (1)	8.51%	4.49%	2.87%	2.90%	—%	1.59%	—%	1.06%	—%	8.06%	8.66%

(1)
Total return is calculated as the change in NAV per share during the respective periods plus any distributions per share declared in the period and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Shares were initially issued for Class E, Class B, Class I, Class R, Class J-1 and Class J-2, Class J-4 and Class S on July 1, 2024, August 1, 2024, September 1, 2024, December 1, 2024, and February 3, 2025, April 1, 2025 and May 1, 2025, respectively. Therefore, total return is not annualized. The Company believes total return is a useful measure of the overall investment performance of our shares.

Investment Activity

For the three months ended June 30, 2025, we originated the below senior secured CRE loans ($ in thousands):

Location	Property Type	Loan Amount(1)	Outstanding Principal	Fair Value	Interest Rate(2)	Maturity Date
Virginia	Multifamily	$59,000	$51,500	$51,500	7.47%	6/8/2027
Florida	Hospitality	38,000	38,000	38,000	8.28%	11/1/2027
Connecticut	Multifamily	40,500	39,500	39,500	7.29%	6/1/2028
Texas & New Mexico	Senior Housing	62,071	62,071	62,071	8.08%	5/30/2028
Florida	Multifamily	66,900	60,610	60,610	7.73%	5/8/2028
New York	Mixed-use	3,400	3,400	3,400	8.23%	5/1/2027
New York	Mixed-use	9,300	9,300	9,300	8.18%	5/1/2027
New York	Mixed-use	2,600	2,600	2,600	7.88%	6/10/2027
Colorado	Mixed-use	25,200	24,135	24,135	7.83%	5/8/2027
New York	Mixed-use	17,000	15,250	15,250	7.93%	6/11/2027
Texas	Multifamily	34,000	33,400	33,400	7.19%	7/1/2028
California	Retail	26,050	24,050	24,050	8.15%	7/1/2028
New York	Multifamily	20,000	20,000	20,000	7.38%	7/1/2027
New York	Mixed-use	20,000	20,000	20,000	7.38%	7/1/2027
New York	Multifamily	2,365	2,365	2,365	8.03%	6/27/2027
New York	Multifamily	10,750	10,750	10,750	7.53%	6/30/2027
California	Industrial	21,200	19,800	19,800	7.64%	7/1/2028
Total		$458,336	$436,731	$436,731

(1)
Loan amount consists of outstanding principal balance plus unfunded loan commitments.
(2)
Represents weighted average interest rate of the most recent interest period in effect for each loan as of period end. As of June 30, 2025, loans earn interest at the one-month term Secured Overnight Financing Rate (“SOFR”) of 4.32% plus a spread and are subject to a rate floor ranging from 2.53% to 5.14%.

On August 2, 2024, we entered into a subscription agreement for an equity investment in a conventional mortgage servicing rights portfolio (“MSR”). We have agreed to an aggregate capital commitment of $150.0 million and have funded $81.9 million as of June 30, 2025. The interest in the MSR portfolio is associated with $6.0 billion of unpaid principal balance on residential mortgage loans. The subscription agreement was executed in connection with a joint venture agreement with a third party. Pursuant to the joint venture operating agreement, most major decisions related to the joint venture, including acquisitions thereof, and its assets require the consent of the Company. The Company retains the unilateral right to cause the joint venture to take certain actions, including as to matters related to litigation, servicing and disposition of assets.

On December 20, 2024, we entered into a forward flow relationship with a non-bank lender to purchase newly originated bridge loans secured by mortgages on residential properties. As of June 30, 2025, our residential bridge loans consisted of the following ($ in thousands):

Number of Loans	Loan Amount(1)	Outstanding Principal	Interest Rate	Maximum Maturity Date(2)
59	$37,484	$19,613	10.00%	4/14/2026

(1) Loan amount consists of outstanding principal balance plus unfunded loan commitments.

(2) Maximum maturity date assumes all extension options are exercised.

As of June 30, 2025, we have acquired the below tax lien investments ($ in thousands):

Location	Lien Count	Acquisition Date	Par Value	Fair Value
New Jersey	463	8/30/2024	$11,760	$11,760
Mississippi	452	9/4/2024	2,209	2,373
Colorado	567	10/23/2024	4,460	4,818
California	23,186	12/4/2024	23,172	24,136
Illinois	265	12/10/2024	4,652	4,652
New York	212	2/18/2025	2,185	2,185
Connecticut	261	4/28/2025	2,952	3,035
Ohio	31	4/28/2025	145	145
Florida	41,882	6/1/2025	287,753	287,753
Total	67,319		$339,288	$340,857

Capital Activity and Financings

During the three months ended June 30, 2025, we repaid $4.0 million outstanding principal balance on the borrowings governed by that certain Loan and Security Agreement, dated as of November 8, 2024, by and among FCR TL Holdings LLC, an indirect, wholly-owned subsidiary of the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent and lenders from time to time party thereto (the “Revolving Credit Facility”) and drew an additional $219.9 million. We drew an additional $269.5 million on our Repurchase Facilities during the three months ended June 30, 2025.

Atlas Repurchase Facility

On October 11, 2024, a subsidiary of the Company, FCR DC JV Atlas Seller I LLC, as seller (the “Atlas Seller”), and Atlas Securitized Product Investments 2, L.P., as administrative agent and buyer (“Atlas”), entered into a Master Repurchase Agreement (together with the related transaction documents, the “Atlas Repurchase Agreement” and, the repurchase facility governed by the Atlas Repurchase Agreement, the “Atlas Repurchase Facility”). The Company provided a guaranty in connection with the Atlas Repurchase Agreement (the “Atlas Guaranty”).

On April 23, 2025, the Atlas Seller and Atlas, as administrative agent and buyer, entered into an amendment to the Atlas Repurchase Agreement (together with the related transaction documents, the “Amended Atlas Repurchase Agreement”). Pursuant to the Amended Atlas Repurchase Agreement, the financing available in connection with the acquisition and origination by the Company of certain loans, as more particularly described in the Amended Atlas Repurchase Agreement, was increased from an aggregate of $200 million to $300 million.

In connection with the Amended Atlas Repurchase Agreement, on April 23, 2025, the Company entered into a first amendment to the Atlas Guaranty, dated October 11, 2024 (the “Amended Atlas Guaranty”). Pursuant to the Amended Atlas Guaranty, the Company agreed to satisfy certain minimum adjusted net worth standards and certain liquidity requirements.

Revolving Credit Facility

On November 8, 2024, FCR TL Holdings LLC, an indirect, wholly-owned subsidiary of the Company (the “FCR TL Holdings”), as borrower, entered into a Loan and Security Agreement (the “Subsidiary Loan Agreement” and the revolving credit facility governed by the Subsidiary Loan Agreement, the “Revolving Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “Administrative Agent”).

On May 1, 2025, FCR TL Holdings, JPMorgan, as administrative agent and lender, and the Company entered into Amendment No. 1 to the Revolving Credit Facility (“Revolving Credit Facility Amendment”). Pursuant to the Revolving Credit Facility Amendment, the limitation on the maximum amount borrowable under the Revolving Credit Facility was amended to remove limitations based on the borrowings of other Fortress funds on facilities between such entities and JPMorgan. The maximum loan amount under the Revolving Credit Facility remains at $300 million, subject to the termination and condition set forth in the Revolving Credit Facility.

GS Repurchase Facilities

On August 16, 2024, a subsidiary of the Company, FCR GS Seller I LLC, as seller (the “GS Seller I”), and Goldman Sachs Bank USA, as purchaser (“Goldman Sachs”), entered into a Master Repurchase Agreement (together with the related transaction documents, the “GS Seller I Repurchase Agreement”). On October 11, 2024, a subsidiary of the Company, FCR DC GS Seller III LLC, as seller (the “GS Seller III”), and Goldman Sachs, as purchaser, entered into a Master Repurchase Agreement (together with the related transaction documents, the “GS Seller III Repurchase Agreement”). On December 18, 2024, a subsidiary of the Company, FCR Key GS Seller II LLC, as seller (the “GS Seller II” and, together with the GS Seller I and GS Seller III, the “GS Sellers”), and Goldman Sachs, as purchaser, entered into a Master Repurchase Agreement (together with the related transaction documents, the “GS Seller II Repurchase Agreement” and, together with the GS Seller I Repurchase Agreement and GS Seller III Repurchase Agreement, the “GS Repurchase Agreements” and, the repurchase facilities governed by the GS Repurchase Agreements, the “GS Repurchase Facilities” and, together with the Atlas Repurchase Facility, the “Repurchase Facilities”).

The Company provided guaranties in connection with the GS Repurchase Agreements (the “GS Guaranty I”, the “GS Guaranty II” and the “GS Guaranty III,” respectively, and collectively, the “GS Guaranties”).

On May 6, 2025, (i) the GS Seller I and Goldman Sachs, as purchaser, entered into a second amendment to the “GS Seller I Repurchase Agreement, as previously amended as of December 18, 2024 (together with the related transaction documents, the “Second Amended GS Seller I Repurchase Agreement”), (ii) the GS Seller III and Goldman Sachs, as purchaser, entered into a second amendment to the GS Seller III Repurchase Agreement, as previously amended as of December 18, 2024 (together with the related transaction documents, the “Second Amended GS Seller III Repurchase Agreement”) and (iii) the GS Seller II and Goldman Sachs, as purchaser entered into an amendment to the GS Seller II Repurchase Agreement (together with the related transaction documents, the “Amended GS Seller II Repurchase Agreement” and, together with the Second Amended GS Seller I Repurchase Agreement and Second Amended GS Seller III Repurchase Agreement, the “Amended GS Repurchase Agreements”). Pursuant to the Amended GS Repurchase Agreements, the financing available in connection with the acquisition and/or origination by the Company of certain loans, as more particularly described in the Amended GS Repurchase Agreements, was increased from an aggregate of $500 million to $750 million.

In connection with the Amended GS Repurchase Agreements, on May 6, 2025, the Company entered into a first amendment to each of the GS Guaranties, each dated as of the date of the applicable Amended GS Repurchase Agreement (collectively, the “Amended GS Guaranties”). Pursuant to the Amended GS Guaranties, the liquidity covenant was amended to (i) delete the threshold applicable for the first six months following the closing date of the applicable Amended GS Repurchase Agreements and (ii) limit the liquidity the Company is required to maintain to a maximum of $37.5 million.

Overall Portfolio

As of June 30, 2025, our portfolio was comprised of the following ($ in thousands):

Asset Type	Fair Value	Fair Value as % of Overall Portfolio
Commercial real estate loans	$1,318,378	75%
Tax liens	340,857	19%
Mortgage servicing rights	81,281	5%
Residential bridge loans	19,613	1%
Total	$1,760,129	100%

Results of Operations

The following table sets forth the results of our operations for the three and six months ended June 30, 2025 ($ in thousands):

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025	Change ($)
Revenues
Interest income	$30,646	$50,138	$19,492
Total revenues	30,646	50,138	19,492

Expenses
Organizational costs	159	274	115
General and administrative	3,612	5,833	2,221
Management fee	2,388	2,396	8
Performance participation allocation	114	121	7
Total expenses	6,273	8,624	2,351

Other income (expense)
Interest expense	(9,455)	(15,984)	(6,529)
Net unrealized loss on investments	(262)	(975)	(713)
Net realized loss on investments	(317)	(841)	(524)
Other income	4,621	6,422	1,801
Total other income (expense)	(5,413)	(11,378)	(5,965)

Net income	18,960	30,136	11,176
Net income attributable to non-controlling interests	576	1,396	820
Net income attributable to common stockholders	$18,384	$28,740	$10,356

Interest income

Interest Income

For the three and six months ended June 30, 2025 interest income was $30.6 million and $50.1 million, respectively, primarily as a result of interest and origination fees earned on real estate related debt.

Expenses

Organizational costs

For the three and six months ended June 30, 2025, organizational costs were $0.2 million and $0.3 million, respectively. These costs were incurred primarily in conjunction with the Company’s formation.

General and administrative

For the three and six months ended June 30, 2025, general and administrative costs were $3.6 million and $5.8 million, respectively, primarily as a result of professional services and operating expenses.

Management fee

For the three and six months ended June 30, 2025, management fee expense was $2.4 million primarily as a result of the expiration of fee waivers in 2025.

Performance participation allocation

For the three and six months ended June 30, 2025, performance participation allocation expense was $0.1 million primarily as a result of the expiration of fee waivers in 2025.

Other income (expense)

Interest expense

For the three and six months ended June 30, 2025, interest expense was $9.5 million and $16.0 million, respectively, primarily as a result of borrowings on the Repurchase Facilities and the Revolving Credit Facility.

Net unrealized loss on investments

For the three and six months ended June 30, 2025, net unrealized loss on investments was $0.3 million and $1.0 million, respectively, primarily as a result of changes in fair value of the mortgage servicing rights portfolio.

Net realized loss on investments

For the three and six months ended June 30, 2025, net realized loss on investments was $0.3 million and $0.8 million, respectively, primarily as a result of the resolution of tax lien investments in jurisdictions where upfront premiums are not recoverable, resulting in a write-off of the acquisition premium. These realized losses are consistent with our original underwriting assumptions. Income from resolved tax lien investments, subject to such realized losses, are included in interest income on the Company’s Condensed Consolidated Statements of Operations.

Other income

For the three and six months ended June 30, 2025, other income was $4.6 million and $6.4 million, respectively, primarily as a result of investment income from equity investments and money market interest.

Net Asset Value

EA RESIG, LLC, a subsidiary of Eisner Advisory Group LLC, calculates our NAV per share, which our Adviser subsequently reviews and confirms the calculations in connection therewith, in each case, in accordance with the valuation guidelines that have been approved by our board of trustees. Our total NAV presented in the following tables includes the NAV of our outstanding classes of common shares, which includes Class B, Class R, Class J-1 shares, Class J-2 shares, Class J-3 shares, Class J-4 shares, Class J-5 shares, Class S, Class D, Class I and Class E common shares. The following table provides a breakdown of the major components of our NAV as of June 30, 2025 ($ in thousands):

Components of NAV	Amount
Commercial real estate loan investments	$1,318,378
Investments in real estate-related assets	441,751
Cash and cash equivalents	180,986
Restricted cash	69,415
Other assets	17,738
Secured debt arrangements	(640,946)
Revolving credit facilities	(256,046)
Subscriptions received in advance	(41,772)
Due to affiliate	(2,776)
Lender reserves	(27,730)
Accounts payable and accrued expenses	(4,185)
Distribution payable	(6,149)
Other liabilities	(10,706)
Non-controlling interests	(19,468)
Net Asset Value	$1,018,490
Number of outstanding shares (1)	50,638

(1) Includes 1,281,686 shares of common stock held by affiliates of the Adviser that are classified as redeemable common stock.

The following table provides a breakdown of our total NAV and NAV per share by class as of June 30, 2025 ($ in thousands, except per share data):

	NAV	Number of Outstanding Shares	NAV Per Share
Class B	$448,094	22,219	$20.1667
Class R	88,771	4,432	$20.0314
Class J-1	311,637	15,553	$20.0375
Class J-2	65,757	3,284	$20.0224
Class J-3	—	—	—
Class J-4	46,145	2,276	$20.2773
Class J-5	—	—	—
Class S	6,025	297	$20.2705
Class D	—	—	—
Class I	26,242	1,295	$20.2620
Class E(1)	25,819	1,282	$20.1449
Total	$1,018,490	50,638

(1) Class E shares are classified as redeemable common stock. The ability of the Class E holders to redeem the Class E shares for cash is outside of the Company’s control, therefore, the Company has classified these Class E shares that are held by an affiliate of the Company as redeemable common stock.

The following table reconciles equity per our Condensed Consolidated Balance Sheets to our NAV ($ in thousands):

	June 30, 2025	December 31, 2024
Stockholder’s equity	$941,413	$200,656
Redeemable common stock	25,819	22,739
Total partners’ capital	967,232	223,395
Adjustments:
Accrued organization and offering costs	5,787	4,947
Deferred fees	1,008	1,129
Accrued shareholder servicing fee	44,463	1,713
NAV	$1,018,490	$231,184

The following details the adjustments to reconcile accounting principles generally accepted in GAAP equity to our NAV:

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

The following table details the total net distribution for each of our share classes for the six months ended June 30, 2025:

Record Date	Class B	Class R	Class J-1	Class J-2	Class J-3	Class J-4	Class J-5	Class S	Class D	Class I	Class E
January 31, 2025	$0.1338	$0.1197	$—	$—	$—	$—	$—	$—	$—	$0.1128	$0.1338
February 28, 2025	0.1349	0.1206	0.1265	0.1307	—	—	—	—	—	0.1130	0.1349
March 31, 2025	0.1345	0.1203	0.1262	0.1303	—	—	—	—	—	0.1143	0.1345
April 30, 2025	0.1175	0.1034	0.1093	0.1135	—	0.1047	—	—	—	0.1127	0.1343
May 31, 2025	0.1260	0.1120	0.1178	0.1220	—	0.1132	—	0.1072	—	0.1216	0.1427
June 30, 2025	0.1258	0.1118	0.1176	0.1218	—	0.1131	—	0.1072	—	0.1215	0.1426
Total	$0.7726	$0.6879	$0.5974	$0.6183	$—	$0.3310	$—	$0.2144	$—	$0.6959	$0.8228

For the six months ended June 30, 2025, we declared net distributions in the amount of $27.2 million. The Company intends for long-term cumulative distributions to be funded primarily from operating cash flows.

The following table details our distributions declared for the six months ended June 30, 2025 ($ in thousands):

	Six Months Ended June 30, 2025
	Amount	Percentage
Distributions
Payable in cash	$16,717	61%
Reinvested in shares	10,491	39%
Total distributions	$27,208	100%
Sources of Distributions
Cash flows from operating activities	$27,208	100%
Offering proceeds	—	—%
Total sources of distributions	$27,208	100%
Cash flows from operating activities	$28,620

Liquidity and Capital Resources

Liquidity

We believe we have sufficient liquidity to operate our business, with immediate liquidity comprised of cash and cash equivalents of $161.4 million and available borrowings under our Repurchase Facilities and Revolving Credit Facility as of June 30, 2025 which may include borrowings secured by our existing portfolio. In addition to our immediate liquidity, we obtain incremental liquidity through the sale of our common shares, from which we generated proceeds of approximately $787.3 million for the six months ended June 30, 2025. In addition, we may incur indebtedness secured by our real estate and real estate debt investments, borrow money through unsecured financings, or incur other forms of indebtedness. We closely monitor our liquidity position and believe that we have sufficient current liquidity and access to additional liquidity to meet our financial obligations for at least the next 12 months.

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

Capital Resources

For the six months ended June 30, 2025, we issued and sold 39,110,289 common shares, consisting of 12,803,227 Class B shares, 3,470,735 Class R shares, 15,552,695 Class J-1 shares, 3,284,176 Class J-2 shares, 1,281,308 Class I shares and 145,220 Class E shares to accredited investors in our private offering, amounting to proceeds of $787.3 million as payment for such shares, including shares issued pursuant to our distribution reinvestment plan. During the six months ended June 30, 2025, we repurchased 9,080 common shares for $0.2 million.

As of June 30, 2025, we had received aggregate proceeds of $1.0 billion from the issuance and sale of common shares in our private offering. As of June 30, 2025, after giving effect to shares issued pursuant to our distribution reinvestment plan, share transfers, conversions, and redemptions we had an aggregate of 50,637,702 common shares outstanding, consisting of 22,219,498 Class B shares, 4,431,569 Class R shares, 15,552,695 Class J-1 shares, 3,284,176 Class J-2 shares, 2,275,708 Class J-4 shares, 297,221 Class S shares, 1,295,148 Class I shares and 1,281,686 Class E shares.

Cash Flows

Cash flows provided by operating activities were $28.6 million for the six months ended June 30, 2025. The cash flows provided by operating activities were primarily due to interest received of $45.3 million, partially offset by $13.4 million interest paid, general and administrative expenses of $5.8 million and management fee expense of $2.4 million.

Cash flows used in investing activities were $1.3 billion for the six months ended June 30, 2025. The cash flows used in investing activities were primarily due to $938.7 million and $412.3 million used to fund CRE loan investments and investments in real estate-related assets, respectively, partially offset by $43.8 million of tax lien repayments.

Cash flows provided by financing activities were $1.3 billion for the six months ended June 30, 2025. The cash flows provided by financing activities were primarily due to cash flows of $669.4 million from the issuance of our common shares, $640.1 million from additional borrowings and $41.8 million from subscriptions received in advance.

Future Cash Requirements

The following table aggregates our contractual obligations and commitments as of June 30, 2025 ($ in thousands):

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Repurchase agreements and revolving credit facility	$899,832	$—	$899,832	$—	$—
MSR commitments	68,051	—	—	—	68,051
CRE loan commitments	73,181	7,057	62,124	4,000	—
Residential bridge loans	17,871	17,871	—	—	—
Advanced organizational and offering costs	5,787	675	2,122	2,315	675
Operating expense reimbursement	1,008	112	448	448	—
Total	$1,065,730	$25,715	$964,526	$6,763	$68,726

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

As of June 30, 2025, we had $1.3 billion of floating rate commercial real estate loans and $899.8 million of floating rate outstanding borrowings.

The net interest income sensitivity analysis table presented below shows the estimated impact over a 12-month period of an instantaneous parallel shift in the yield curve, up and down by 100 basis points on our net interest income, assuming no changes in the composition of our commercial real estate loan investment portfolio and our outstanding borrowings in effect as of June 30, 2025. The analysis presented utilized assumptions, models and estimates of our Adviser based on our Adviser’s judgment and experience. Actual results could differ significantly from those estimated in the interest rate sensitivity table.

	June 30, 2025
Change in Interest Rates	Projected Increase (Decrease) in Net Interest Income	Percentage Change in Projected Net Interest Income
+1.00%	$4,129	7.65%
-1.00%	$1,802	3.34%

Certain assumptions have been made in calculating the interest rate risk sensitivities and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The interest rate scenarios assume interest rates at June 30, 2025. Furthermore, while the analysis reflects the estimated impact of interest rate increases and decreases on a static portfolio, we actively manage the size and composition of our investments, which can result in material changes to our interest rate risk in the portfolio.

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

Valuation of liabilities not measured at fair value

As of June 30, 2025, our Repurchase Facilities and Revolving Credit Facility are carried at cost which approximates fair value. Fair value of our indebtedness is estimated by modeling the cash flows required by our debt agreements and discounting them back to the present value using an estimated market yield. The inputs used in determining the fair value of our indebtedness are considered Level 3.

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

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I. Item 1A. “Risk Factors” in our Annual Report and Part II. Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, filed with the SEC on May 13, 2025.

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

The following table sets forth shares repurchased by the Company during the six months ended June 30, 2025 under the share repurchase plan:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
January 1 — January 31, 2025	—	—	—	—
February 1 — February 28, 2025	—	—	—	—
March 1 — March 31, 2025	—	—	—	—
April 1 — April 30, 2025	—	—	—	—
May 1 — May 30, 2025	—	—	—	—
June 1 — June 30, 2025	9,080	$20.1599	9,080	—
Total	9,080		9,080	—

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2025, none of the Company’s trustees or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act).

ITEM 6. EXHIBITS

(b) Exhibits

4.1	Amended and Restated Share Repurchase Plan, dated April 11, 2025 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2025)
10.1

Dealer Manager Agreement, dated April 11, 2025, by and among the Fortress Credit Realty Income Trust, FCR Advisors, LLC, as the adviser and Fortress Wealth Solutions LLC, as the dealer manager (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2025)

10.2

Form of Participating Broker-Dealer Agreement by and between Fortress Wealth Solutions LLC, as the dealer manager and participating broker-dealers (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2025)

10.3

First Amendment to Master Repurchase Agreement, dated April 23, 2025, by and between FCR DC JV Atlas Seller LLC, as seller, and Atlas Securitized Products Investments 2, L.P., as buyer (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2025)

10.4

First Amendment to Guaranty, dated April 23, 2025, made by the Company, as guarantor, for the benefit of Atlas Securitized Products Investments 2, L.P. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2025)

10.5	Second Amendment to Master Repurchase Agreement, dated May 6, 2025, by and between FCR GS Seller I LLC, as seller, and Goldman Sachs Bank USA, as purchaser*
10.6	Second Amendment to Master Repurchase Agreement, dated May 6, 2025, by and between FCR DC GS Seller III LLC, as seller, and Goldman Sachs Bank USA, as purchaser*
10.7	First Amendment to Master Repurchase Agreement, dated May 6, 2025, by and between FCR Key GS Seller II LLC, as seller, and Goldman Sachs Bank USA, as purchaser*
10.8	First Amendment to Guaranty, dated May 6, 2025, made by Fortress Credit Realty Income Trust, as guarantor, for the benefit of Goldman Sachs Bank USA*
10.9	First Amendment to Guaranty, dated May 6, 2025, made by Fortress Credit Realty Income Trust, as guarantor, for the benefit of Goldman Sachs Bank USA*
10.10	First Amendment to Guaranty, dated May 6, 2025, made by Fortress Credit Realty Income Trust, as guarantor, for the benefit of Goldman Sachs Bank USA*
10.11

Master Repurchase and Securities Contract Agreement, dated July 24, 2025, by and between FCR MS Seller LLC, as seller, Morgan Stanley Mortgage Capital Holdings LLC, as administrative agent for Morgan Stanley Bank, N.A. and such other financial institutions from time to time party thereto as buyers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2025)

10.12

Guaranty, dated July 24, 2025, made by Fortress Credit Realty Income Trust, as guarantor, for the benefit of Morgan Stanley Bank, N.A. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2025)

31.1	Certification of the Co-Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith**
31.2	Certification of the Co-Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith**
31.3	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith**
32.1	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith**
32.2	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith**
32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith**
101.INS	XBRL Instance Document ***
101.SCH	XBRL Taxonomy Schema ***
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)***

* Filed herewith

** The certifications furnished in Exhibits 32.1, 32.2 and 32.3 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

*** The financial information contained in these XBRL documents is unaudited

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2025

Fortress Credit Realty Income Trust

/s/ Avraham Dreyfuss
Name:	Avraham Dreyfuss
Title:	Chief Financial Officer