Form 10-Q
period 2025-09-30
FORTRESS CREDIT REALTY INCOME TRUST
filed 2025-11-12
CIK 2026738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 12, 2025, the issuer had the following shares outstanding: 24,722,618 Class B shares, 4,466,222 Class R shares, 15,811,925 Class J-1 shares, 3,356,681 Class J-2 shares, 4,982,614 Class J-4 shares, 1,072,784 Class S shares, 5,157,562 Class I shares and 1,293,502 Class E shares.

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS	ii

PART I - FINANCIAL INFORMATION	1

ITEM 1. FINANCIAL STATEMENTS	1
Condensed Consolidated Financial Statements (Unaudited):
Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024	1
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and for the three months ended September 30, 2024 and for the period from June 4, 2024 (Date of Formation) through September 30, 2024	2
Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2025 and for the three months ended September 30, 2024 and for the period from June 4, 2024 (Date of Formation) through September 30, 2024	3
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and for the period from June 4, 2024 (Date of Formation) through September 30, 2024	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	29
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	43
ITEM 4. CONTROLS AND PROCEDURES	46

PART II - OTHER INFORMATION	47

ITEM 1. LEGAL PROCEEDINGS	47
ITEM 1A. RISK FACTORS	47
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	47
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.	48
ITEM 4. MINE SAFETY DISCLOSURES	48
ITEM 5. OTHER INFORMATION	48
ITEM 6. EXHIBITS	49

SIGNATURES	50

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

v

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Fortress Credit Realty Income Trust

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share data)

Assets	September 30, 2025	December 31, 2024
Commercial real estate loan investments, at fair value	$1,703,977	$370,401
Investments in real estate-related assets, at fair value	349,392	80,667
Cash and cash equivalents	196,618	83,766
Restricted cash	110,396	113,106
Other assets	18,792	4,796
Total assets	$2,379,175	$652,736
Liabilities and Equity
Liabilities
Repurchase facilities payable, net	$924,098	$231,934
Revolving credit facility, net	190,432	61,436
Subscriptions received in advance	36,656	105,063
Due to affiliate	58,849	7,121
Lender reserves	43,633	9,383
Accounts payable and accrued expenses	5,286	1,313
Distribution payable	7,092	2,761
Other liabilities	3,050	1,713
Total liabilities	1,269,096	420,724

Commitments and contingencies (Note 10)
Redeemable common stock (Note 6)	25,884	22,739

Equity
Common stock - Class B shares, $0.01 par value per share, 23,335 and 9,401 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	233	94
Common stock - Class R shares, $0.01 par value per share, 4,452 and 976 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	45	10
Common stock - Class J-1 shares, $0.01 par value per share, 15,705 and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	157	—
Common stock - Class J-2 shares, $0.01 par value per share, 3,326 and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	34	—
Common stock - Class J-4 shares, $0.01 par value per share, 4,188 and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	42	—
Common stock - Class S shares, $0.01 par value per share, 777 and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	8	—
Common stock - Class I shares, $0.01 par value per share, 3,767 and 18 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	38	—
Additional paid-in capital	1,064,010	204,633
Accumulated deficit	(5,054)	(4,081)
Total stockholders’ equity	1,059,513	200,656
Non-controlling interests	24,682	8,617
Total equity	1,084,195	209,273
Total liabilities and equity	$2,379,175	$652,736

See accompanying notes to the condensed consolidated financial statements.

Fortress Credit Realty Income Trust

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended	For the period from June 4, 2024 (Date of Formation) through
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenues
Interest income	$43,492	$1,437	$93,630	$1,437
Total revenues	43,492	1,437	93,630	1,437

Expenses
Organizational costs	43	2,412	317	2,412
General and administrative	5,385	1,093	11,218	1,093
Management fee	2,823	—	5,219	—
Performance participation allocation	335	—	456	—
Total expenses	8,586	3,505	17,210	3,505

Other income (expense)
Interest expense	(16,799)	—	(32,783)	—
Net unrealized loss on investments	(3,225)	(46)	(4,200)	(46)
Net realized loss on investments	(249)	—	(1,090)	—
Other income	3,827	106	10,249	106
Total other income (expense)	(16,446)	60	(27,824)	60

Net income (loss)	18,460	(2,008)	48,596	(2,008)
Net income attributable to non-controlling interests	665	93	2,061	93
Net income (loss) attributable to common stockholders	$17,795	$(2,101)	$46,535	$(2,101)

Earnings (loss) per share amount of common stock — basic and diluted — (Note 7)	$0.32	$(0.90)	$1.09	$(1.17)
Weighted-average shares of common stock outstanding — basic and diluted — (Note 7)	54,767	2,327	42,740	1,799

See accompanying notes to the condensed consolidated financial statements.

Fortress Credit Realty Income Trust

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Three Months Ended September 30, 2025
	Par Value
	Class B	Class R	Class J-1	Class J-2	Class J-4	Class S	Class I	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance as of June 30, 2025	$222	$44	$156	$33	$23	$3	$13	$943,468	$(2,549)	$941,413	$19,468	$960,881
Common stock issued	10	—	—	—	19	5	25	112,748	—	112,807	—	112,807
Offering costs	—	—	—	—	—	—	—	(124)	—	(124)	—	(124)
Distribution reinvestment	1	1	1	1	—	—	—	7,844	—	7,848	—	7,848
Common stock redeemed	—	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	17,795	17,795	665	18,460
Distributions declared on common stock ($0.4367 gross per share)	—	—	—	—	—	—	—	—	(20,300)	(20,300)	—	(20,300)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	17,668	17,668
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(13,119)	(13,119)
Allocation to redeemable common shares	—	—	—	—	—	—	—	74	—	74	—	74
Balance as of September 30, 2025	$233	$45	$157	$34	$42	$8	$38	$1,064,010	$(5,054)	$1,059,513	$24,682	$1,084,195

	Three Months Ended September 30, 2024
	Par Value
	Class B	Class R	Class J-1	Class J-2	Class J-4	Class E	Class I	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance as of June 30, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Common stock issued	44	—	—	—	—	6	3	104,851	—	104,904	—	104,904
Offering costs	—	—	—	—	—	—	—	(889)	—	(889)	—	(889)
Distribution reinvestment	—	—	—	—	—	—	—	—	—	—	—	—
Common stock redeemed	—	—	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	(2,101)	(2,101)	93	(2,008)
Distributions declared on common stock ($0.2000 gross per share)	—	—	—	—	—	—	—	—	(725)	(725)	—	(725)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	4,290	4,290
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(71)	(71)
Allocation to redeemable common shares	—	—	—	—	—	—	—	—	—	—	—	—
Balance as of September 30, 2024	$44	$—	$—	$—	$—	$6	$3	$103,962	$(2,826)	$101,189	$4,312	$105,501

See accompanying notes to the condensed consolidated financial statements.

Fortress Credit Realty Income Trust

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Nine Months Ended September 30, 2025
	Par Value
	Class B	Class R	Class J-1	Class J-2	Class J-4	Class S	Class I	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance as of December 31, 2024	$94	$10	$—	$—	$—	$—	$—	$204,633	$(4,081)	$200,656	$8,617	$209,273
Common stock issued	136	34	155	33	42	8	38	843,809	—	844,255	—	844,255
Offering costs	—	—	—	—	—	—	—	(690)	—	(690)	—	(690)
Distribution reinvestment	3	1	2	1	—	—	—	16,340	—	16,347	—	16,347
Common stock redeemed	—	—	—	—	—	—	—	(73)	—	(73)	—	(73)
Net income	—	—	—	—	—	—	—	—	46,535	46,535	2,061	48,596
Distributions declared on common stock ($1.2595 gross per share)	—	—	—	—	—	—	—	—	(47,508)	(47,508)	—	(47,508)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	54,199	54,199
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(40,195)	(40,195)
Allocation to redeemable common shares	—	—	—	—	—	—	—	(9)	—	(9)	—	(9)
Balance as of September 30, 2025	$233	$45	$157	$34	$42	$8	$38	$1,064,010	$(5,054)	$1,059,513	$24,682	$1,084,195

	For the period from June 4, 2024 (Date of Formation) through September 30, 2024
	Par Value
	Class B	Class R	Class J-1	Class J-2	Class J-4	Class E	Class I	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance as of June 4, 2024 (Date of Formation)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Common stock issued	44	—	—	—	—	6	3	104,851	—	104,904	—	104,904
Offering costs	—	—	—	—	—	—	—	(889)	—	(889)	—	(889)
Distribution reinvestment	—	—	—	—	—	—	—	—	—	—	—	—
Common stock redeemed	—	—	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	(2,101)	(2,101)	93	(2,008)
Distributions declared on common stock ($0.2000 gross per share)	—	—	—	—	—	—	—	—	(725)	(725)	—	(725)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	4,290	4,290
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(71)	(71)
Allocation to redeemable common shares	—	—	—	—	—	—	—	—	—	—	—	—
Balance as of September 30, 2024	$44	$—	$—	$—	$—	$6	$3	$103,962	$(2,826)	$101,189	$4,312	$105,501

See accompanying notes to the condensed consolidated financial statements.

Fortress Credit Realty Income Trust

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended	For the period from June 4, 2024 (Date of Formation) through
	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net income (loss)	$48,596	$(2,008)
Adjustments to reconcile net income to net cash provided by operating activities:
Organizational costs	198	2,412
Amortization of deferred financing costs	1,124	—
Net unrealized loss on investments	4,200	46
Net realized loss on investments	1,090	—
Changes in assets and liabilities:
Increase in other assets	(13,572)	(530)
Increase in other liabilities/due to affiliates	6,683	1,066
Net cash provided by operating activities	48,319	986

Cash flows from investing activities:
Originations and fundings of commercial real estate loans	(1,333,747)	(59,102)
Fundings of other real estate-related investments	(429,535)	(15,412)
Proceeds received from other real-estate related investments	156,772	—
Change in lender reserves	35,554	3,194
Net cash used in investing activities	(1,570,956)	(71,320)

Cash flows from financing activities:
Borrowings under repurchase agreements	693,811	—
Borrowings under revolving credit facility	229,737	—
Repayment of revolving credit facility	(100,774)	—
Proceeds from issuance of common stock	786,073	104,904
Proceeds from issuance of redeemable common stock	2,910	—
Offering costs paid	(78)	—
Redemptions of common stock	(183)	—
Payments of deferred financing costs	(2,738)	—
Subscriptions received in advance	36,656	20,605
Payment of distributions to common stock	(26,639)	(200)
Contributions from non-controlling interests	54,199	4,290
Distributions to non-controlling interests	(40,195)	(71)
Net cash provided by financing activities	1,632,779	129,528
Net change in cash, cash equivalents and restricted cash	110,142	59,194

Cash, cash equivalents and restricted cash, beginning of period	196,872	—
Cash, cash equivalents and restricted cash, end of period	$307,014	$59,194

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$196,618	$38,283
Restricted cash	110,396	20,911
Total cash, cash equivalents and restricted cash	$307,014	$59,194

Supplemental disclosures:
Cash paid for interest	$28,897	$—

Non-cash investing and financing activities:
Accrued distributions	$7,092	$525
Advanced offering costs due to affiliate	$551	$889
Other offering costs payable	$61	$—
Distribution reinvestment for common shares	$16,347	$—
Distribution reinvestment for redeemable common shares	$191	$—
Accrued stockholders servicing fee	$48,594	$—
Issuance of Class E shares as payment of the board of directors compensation	$175	$—
Allocation to redeemable common shares	$9	$—
Redemptions payable	$30	$—

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

The Company is authorized to issue an unlimited number of common shares of beneficial interests, par value $0.01 per share. Initially, the Company offered up to $300 million in Class B shares, and up to $50 million in Class R shares, not including any shares issued pursuant to its distribution reinvestment plan or any Class E shares purchased by Fortress or employees, officers or directors of Fortress or its affiliates (including eligible family members). If the Company had not raised $300 million or more in gross proceeds in its private offering on or before August 1, 2027, then, upon the written request of shareholders holding at least a majority of the Company’s Class B shares, the Company’s board of trustees would have commenced liquidation, dissolution and winding up of the Company in an orderly manner as set forth in the Company’s declaration of trust. In early 2025, the Company exceeded $300 million in gross proceeds in its private offering.

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

Reclassifications

Certain amounts in the Company’s prior period Condensed Consolidated Statement of Cash Flows included in Other Items of $0.5 million for the period from June 4, 2024 (Date of Formation) through September 30, 2024 have been reclassified to Changes in assets and liabilities to conform to the nine months ended September 30, 2025.

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

Valuation of liabilities not measured at fair value

As of September 30, 2025, the Company’s Repurchase Facilities (as defined below) and Revolving Credit Facility (as defined below) are carried at cost which approximates fair value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an estimated market yield. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.

Cash and Cash Equivalents

The Company held $196.6 million and $83.8 million of cash and cash equivalents as of September 30, 2025 and December 31, 2024, respectively, which represents cash on hand, cash held in banks and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk.

Restricted Cash

As of September 30, 2025 and December 31, 2024, restricted cash consists primarily of $36.7 million and $105.1 million, respectively, of cash received for subscriptions prior to the date in which the subscriptions are effective, which is held in a bank account controlled by the Company’s transfer agent but in the name of the Company. As of September 30, 2025 and December 31, 2024, other restricted cash of $73.7 million and $8.0 million, respectively, consist of amounts reserved to service loan interest due to the Company, cash collected and held in deposit accounts subject to Deposit Account Control Agreements, and holdbacks from transaction closings that are contractually due to be paid by the Company.

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

Lender Reserves

As of September 30, 2025 and December 31, 2024, the Company had $43.6 million and $9.4 million, respectively, in obligations related to lender reserves. Lender reserves primarily represent interest, tax and insurance on commercial real estate loans held by the Company on behalf of the borrower and are presented on the Condensed Consolidated Balance Sheets as a liability.

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

Organization and Offering Expense Reimbursement

The Adviser has agreed to advance all of the Company’s organization and offering expenses on the Company’s behalf (including legal, accounting (including NAV calculation), printing, mailing, subscription processing and filing fees and offering expenses, including costs associated with technology integration between the Company’s systems and those of the Company’s participating broker-dealers, due diligence expenses of participating broker-dealers supported by itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating broker-dealers, reimbursements for customary travel, lodging and meals, and fees, expenses and taxes related to the filing, registration and qualification of the Company’s shares or the sale thereof under federal and state laws, but excluding ongoing servicing fees) through August 1, 2025, the first anniversary of the initial closing of the Company’s private offering. The Company is reimbursing the Adviser for all such advanced expenses in equal monthly installments over the 60-month period that began on August 1, 2025. The Adviser may elect to receive all or a portion of any such reimbursements in the form of cash or Class E shares. To the extent that the Adviser elects to receive any portion of these reimbursements in Class E shares, the Company may repurchase such Class E shares from the Adviser at a later date and such repurchases of Class E shares will not be subject to the repurchase limits of the Company’s share repurchase plan or any Early Repurchase Deduction as described in our Annual Report.

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

Segment Reporting

The Company operates and reports its business as a single reportable segment, which includes originating, acquiring, managing and investing in CRE Debt and other real-estate related assets. The Company’s chief operating decision maker (“CODM”) is the Co-Chief Executive Officers. The CODM makes key operating decisions, evaluates financial results, and allocates resources at the consolidated level for the entire portfolio based on consolidated revenues, expenses, and net income as reported on the Condensed Consolidated Statements of Operations. Accordingly, the Company has a single operating and reportable segment and the CODM evaluates profitability using net income. Net income is used by the CODM in assessing the operating performance of the segment. All expense categories in the Condensed Consolidated Statements of Operations are significant and there are no significant segment expenses that require disclosure.

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

3. Commercial Real Estate Loan Investments

The table below summarizes the Company’s commercial real estate loan investments as of September 30, 2025 and December 31, 2024 ($ in thousands):

Loan Type	Loan Amount (1)	Outstanding Principal	Fair Value	Weighted Average Interest Rate(2)	Weighted Average Maturity (years)	Weighted Average Maximum Maturity (years)(3)
September 30, 2025
Senior Loans	$1,786,170	$1,681,888	$1,681,888	SOFR + 3.78%	2.27	4.12
Mezzanine loan(4)	22,089	22,089	22,089	SOFR + 4.25%	1.00	3.00
Total	$1,808,259	$1,703,977	$1,703,977
December 31, 2024
Senior Loans	$387,415	$370,401	$370,401	SOFR + 3.91%	2.49	4.68
Mezzanine loan	—	—	—	—	—	—
Total	$387,415	$370,401	$370,401

(1)
Loan amount consists of outstanding principal balance plus unfunded loan commitments.
(2)
Represents weighted average interest rate of the most recent interest period in effect for each loan as of period end. As of September 30, 2025, loans earn interest at the one-month term Secured Overnight Financing Rate (“SOFR”) plus a spread and are subject to a rate floor ranging from 6.00% to 9.13%. Payment terms for all loans are interest only with principal due at maturity.
(3)
Maximum maturity assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are subject to certain conditions as defined in the respective loan agreement.
(4)
Mezzanine loan is subordinate to a senior loan held by the Company.

The tables below detail the property type and geographic location of the properties securing the Company’s commercial real estate loan investments as of September 30, 2025 and December 31, 2024 ($ in thousands):

	September 30, 2025		December 31, 2024
Property Type	Fair Value	Percentage	Fair Value	Percentage
Multifamily	$1,061,543	62.3%	$287,676	77.7%
Retail	168,891	9.9%	59,000	15.9%
Hospitality	218,725	12.8%	23,725	6.4%
Industrial	149,997	8.8%	—	—%
Senior Housing	104,821	6.2%	—	—%
Total	$1,703,977	100%	$370,401	100%

	September 30, 2025		December 31, 2024
Geographic Location	Fair Value	Percentage	Fair Value	Percentage
United States:
East	$680,089	39.9%	$97,426	26.3%
West	475,548	27.9%	133,200	36.0%
South	548,340	32.2%	139,775	37.7%
Total	$1,703,977	100%	$370,401	100%

The weighted average loan-to-value ratio, a metric utilized in the fair value measurement of the Company’s commercial real estate loan investments, for the Company’s loan investments was approximately 67.88% and 70.63% as of September 30, 2025 and December 31, 2024, respectively.

4. Investments in Real Estate-Related Assets

Mortgage Servicing Rights

As of September 30, 2025 and December 31, 2024, the Company’s equity interest in a MSR portfolio was $80.3 million and $9.5 million, respectively. As of September 30, 2025 and December 31, 2024, the fair value of the MSR portfolio was $76.4 million and $9.8 million, respectively. The interest in the MSR portfolio is associated with $5.8 billion of unpaid principal balance on residential mortgage loans.

Residential Bridge Loans

The following table details the Company’s investment in residential bridge loans as of September 30, 2025 ($ in thousands):

Number of Loans	Loan Amount(1)	Outstanding Principal	Interest Rate	Maximum Maturity Date(2)
53	$34,377	$22,655	10.00%	9/1/2026

The following table details the Company’s investment in residential bridge loans as of December 31, 2024 ($ in thousands):

Number of Loans	Loan Amount(1)	Outstanding Principal	Interest Rate	Maximum Maturity Date(2)
3	$5,979	$2,750	10.00%	8/19/2025

(1) Loan amount consists of outstanding principal balance plus unfunded loan commitments.

(2) Maximum maturity date assumes all extension options are exercised.

Tax Lien Investments

As of September 30, 2025, the Company held the following tax lien investments ($ in thousands):

Location	Lien Count	Acquisition Date	Par Value	Fair Value
New Jersey	1,125	8/30/2024	$10,445	$10,445
Mississippi	1,542	9/4/2024	8,237	8,968
Colorado	833	10/23/2024	6,907	7,191
California	20,905	12/4/2024	20,369	21,218
Illinois	524	12/10/2024	4,188	4,188
New York	157	2/18/2025	1,746	1,746
Connecticut	518	4/28/2025	4,286	4,476
Ohio	26	4/28/2025	88	88
Florida	29,336	6/1/2025	192,040	192,042
Total	54,966		$248,306	$250,362

As of December 31, 2024, the Company held the following tax lien investments ($ in thousands):

Location	Lien Count	Acquisition Date	Par Value	Fair Value
New Jersey	869	8/30/2024	$16,668	$16,667
Mississippi	691	9/4/2024	3,217	3,458
Colorado	1,000	10/23/2024	7,213	7,797
California	34,995	12/4/2024	36,152	37,655
Illinois	265	12/10/2024	2,484	2,505
Total	37,820		$65,734	$68,082

As of September 30, 2025 and December 31, 2024, the Company recorded $1.4 million and $0.4 million, respectively, of bid deposits as a component of other assets on the Condensed Consolidated Balance Sheets.

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

Revolving Credit Facility

On November 8, 2024, FCR TL Holdings LLC, an indirect, wholly-owned subsidiary of the Company (the “FCR TL Holdings”), as borrower, entered into a Loan and Security Agreement (the “Subsidiary Loan Agreement” and the revolving credit facility governed by the Subsidiary Loan Agreement, the “Revolving Credit Facility”) with JPMorgan Chase Bank, N.A., (“JPMorgan”), as administrative agent.

On May 1, 2025, FCR TL Holdings, as borrower, JPMorgan, as administrative agent and lender, and the Company, as guarantor, entered into Amendment No. 1 to the Revolving Credit Facility (“Revolving Credit Facility Amendment No. 1”). Pursuant to the Revolving Credit Facility Amendment, the limitation on the maximum amount borrowable under the Revolving Credit Facility was amended to remove limitations based on the borrowings of other Fortress funds on facilities between such entities and JPMorgan. The maximum loan amount under the Revolving Credit Facility remains at $300 million, subject to the termination and condition set forth in the Revolving Credit Facility.

On August 14, 2025, FCR TL Holdings, as borrower, the Company, as guarantor, and JPMorgan, as administrative agent and lender, entered into the Amendment No. 2 to the Revolving Credit Facility (“Revolving Credit Facility Amendment No.2”). Pursuant to the Revolving Credit Facility Amendment No. 2, the “Applicable Margin” for purposes of calculating interest on any outstanding borrowings was reduced from two percent (2.00%) to one point eight five percent (1.85%). At any time the outstanding borrowings under the Revolving Credit Facility are at least 5% less than the Borrowing Base (as defined in the Subsidiary Loan Agreement), the Applicable Margin will be further reduced to one point seven five percent (1.75%).

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

MS Repurchase Facilities

On July 24, 2025, a subsidiary of the Company, FCR MS Seller LLC, as seller (the “MS Seller”), Morgan Stanley Mortgage Capital Holdings LLC (“Morgan Stanley”), as administrative agent for Morgan Stanley Bank, N.A. and such other financial institutions from time to time party thereto as buyers (“MSBNA” and, together with such other financial institutions from time to time party hereto, the “MS Buyers”) entered into a Master Repurchase and Securities Contract Agreement(together with the related transaction documents, the “MS Seller Repurchase Agreement”). The MS Seller Repurchase Agreement provides financing of up to an aggregate of $250 million in connection with the acquisition and/or origination by the Company of certain loans as more particularly described in the MS Seller Repurchase Agreement. Subject to the terms and conditions thereof, the MS Seller Repurchase Agreement provides for the purchase, sale and repurchase of mortgage loans, mezzanine loans and participation interests in such mortgage loans satisfying certain conditions set forth in the MS Seller Repurchase Agreement (collectively, the “MS Repurchase Facility”).

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

In connection with the MS Seller Repurchase Agreement, the Company entered into a Guaranty and Indemnity agreement, dated July 24, 2025 (the “MS Guaranty”), under which the Company guarantees (the “Guaranty”) the obligations of the MS Seller under the MS Repurchase Agreement, provided, however, that the maximum liability of the Company pursuant to the MS Guaranty shall not exceed 25% of the then-outstanding principal amount of the MS Repurchase Facility. Notwithstanding the foregoing, such limitation on the Company’s Guaranty may be nullified in certain circumstances, including if the MS Seller or the Company become the subject of a voluntary or collusive involuntary proceeding under any bankruptcy, insolvency or similar law and for other customary insolvency related actions. The Company is also liable under the MS Guaranty for costs, expenses, damages and losses actually incurred by the MS Buyers or Morgan Stanley, in its capacity as administrative agent, resulting from customary “bad boy” events pertaining to the Company and/or the MS Seller as described in the MS Guaranty.

The MS Seller Repurchase Agreement and the MS Guaranty contain various restrictions and covenants that are customary for similar agreements, including financial covenants relating to the Company’s minimum net worth, liquidity and maximum leverage.

The table below summarizes the Company’s Repurchase Facilities and Revolving Credit Facility borrowings as of September 30, 2025 ($ in thousands):

	Principal Outstanding Balance as of September 30, 2025	Maximum Facility Size	Weighted Average Interest Rate	Maturity Date
Repurchase Facilities:
GS Seller I Repurchase Facility	$490,460	$609,027	6.79%	8/16/2027
GS Seller II Repurchase Facility	57,180	57,180	6.47%	8/16/2027
GS Seller III Repurchase Facility	83,793	83,793	6.57%	8/16/2027
Atlas Repurchase Facility	231,988	300,000	6.58%	10/11/2027
Morgan Stanley Repurchase Facility	63,675	250,000	6.11%	7/24/2029
Total Repurchase Facilities	927,096	1,300,000
Deferred Financing Costs, net	(2,998)
Total Repurchase Facilities, net	924,098
Revolving Credit Facility:
JPM Revolving Credit Facility	190,554	300,000	6.33%	5/8/2027
Deferred Financing Costs, net	(122)
Revolving Credit Facility, net	190,432
Total	$1,114,530	$1,600,000

The table below summarizes the Company’s Repurchase Facilities and Revolving Credit Facility borrowings as of December 31, 2024 ($ in thousands):

	Principal Outstanding Balance as of December 31, 2024	Maximum Facility Size	Weighted Average Interest Rate	Maturity Date
Repurchase Facilities:
GS Seller I Repurchase Facility	$159,146	$439,887	6.71%	8/16/2027
GS Seller II Repurchase Facility	25,605	25,605	6.37%	8/16/2027
GS Seller III Repurchase Facility	34,508	34,508	6.72%	8/16/2027
Atlas Repurchase Facility	14,027	200,000	7.10%	10/11/2027
Total Repurchase Facilities	233,286	700,000
Deferred Financing Costs, net	(1,352)
Total Repurchase Facilities, net	231,934
Revolving Credit Facility:
JPM Revolving Credit Facility	61,591	179,061	6.50%	5/8/2027
Deferred Financing Costs, net	(155)
Revolving Credit Facility, net	61,436
Total	$293,370	$879,061

The table below shows the aggregate amount of maturities of our outstanding borrowings over the next five years and thereafter as of September 30, 2025 ($ in thousands):

Year	Repurchase Facilities	Revolving Credit Facility
2025	$—	$—
2026	—	—
2027	863,421	190,554
2028	—	—
2029	63,675	—
Thereafter	—	—
Total	$927,096	$190,554

The Company is subject to various financial and operational covenants under the Repurchase Facilities and Revolving Credit Facility. These covenants require the Company to maintain certain financial ratios, which include leverage and fixed charge coverage, among others. As of September 30, 2025, the Company was in compliance with all of its loan covenants.

6. Equity and Non-Controlling Interests

Authorized Capital

As of September 30, 2025, the Company has the authority to issue an unlimited number of preferred shares and 11 classes of common shares including Class B, Class R, Class J-1, Class J-2, Class J-3, Class J-4, Class J-5, Class S, Class D, Class I and Class E. Class E shares are classified as redeemable common stock on the Company’s Condensed Consolidated Balance Sheets. Each class of common shares and preferred shares has a par value of $0.01. The Company’s board of trustees has the ability to establish the preferences and rights of each class or series of preferred shares, without shareholder approval, and as such, it may afford the holders of any series or class of preferred shares preferences, powers and rights senior to the rights of holders of common shares. The differences among the common share classes relate to ongoing servicing fees, management fees, performance participation allocation and share repurchase rights. Other than differences in fees and repurchase rights, each class of common shares has the same economic and voting rights.

Common Shares

For the three months ended September 30, 2025 and 2024, the below tables detail the movement in the Company’s outstanding common shares (in thousands):

	Three Months Ended September 30, 2025
	Class B	Class R	Class J-1	Class J-2	Class J-4	Class S	Class I	Class E	Total
June 30, 2025	22,219	4,432	15,553	3,284	2,276	297	1,295	1,282	50,638
Common shares issued	986	—	—	—	1,884	475	2,459	5	5,809
Distribution reinvestment	130	20	152	42	28	5	13	3	393
Class transfers	—	—	—	—	—	—	—	—	—
Common shares repurchased	—	—	—	—	—	—	—	(1)	(1)
September 30, 2025	23,335	4,452	15,705	3,326	4,188	777	3,767	1,289	56,839

Three Months Ended September 30, 2024
	Class B	Class R	Class J-1	Class J-2	Class J-4	Class S	Class I	Class E	Total
June 30, 2024	—	—	—	—	—	—	—	—	—
Common shares issued	4,351	—	—	—	—	—	250	645	5,246
Distribution reinvestment	—	—	—	—	—	—	—	—	—
Class transfers	—	—	—	—	—	—	—	—	—
Common shares repurchased	—	—	—	—	—	—	—	—	—
September 30, 2024	4,351	—	—	—	—	—	250	645	5,246

For the nine months ended September 30, 2025 and for the period from June 4, 2024 (Date of Formation) through September 30, 2024, the below tables detail the movement in the Company’s outstanding common shares (in thousands):

	Nine Months Ended September 30, 2025
	Class B	Class R	Class J-1	Class J-2	Class J-4	Class S	Class I	Class E	Total
December 31, 2024	9,401	976	—	—	—	—	18	1,133	11,528
Common shares issued	13,584	3,444	15,412	3,241	4,155	772	3,738	154	44,500
Distribution reinvestment	335	47	293	85	33	5	15	9	822
Class transfers	15	(15)	—	—	—	—	—	—	—
Common shares repurchased	—	—	—	—	—	—	(4)	(7)	(11)
September 30, 2025	23,335	4,452	15,705	3,326	4,188	777	3,767	1,289	56,839

For the period from June 4, 2024 (Date of Formation) through September 30, 2024
	Class B	Class R	Class J-1	Class J-2	Class J-4	Class S	Class I	Class E	Total
June 4, 2024 (Date of Formation)	—	—	—	—	—	—	—	—	—
Common shares issued	4,351	—	—	—	—	—	250	645	5,246
Distribution reinvestment	—	—	—	—	—	—	—	—	—
Class transfers	—	—	—	—	—	—	—	—	—
Common shares repurchased	—	—	—	—	—	—	—	—	—
September 30, 2024	4,351	—	—	—	—	—	250	645	5,246

Redeemable Common Stock

Affiliates of the Adviser hold Class E shares of the Company. See Note 9 - Related Party Transactions for further details on related party share ownership. The ability of the Class E holders to redeem the Class E shares for cash is outside of the Company’s control. Therefore, the Company has classified these Class E shares that are held by affiliates of the Adviser as redeemable common stock outside of equity on the Company’s Condensed Consolidated Balance Sheets. The Company received proceeds from the issuance of redeemable common stock of $0.2 million and $3.1 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2025 and December 31, 2024, the Company had 1,288,622 and 1,133,401 redeemable common shares issued and outstanding, respectively.

The redeemable common shares are recorded at the greater of (i) their carrying amount, or (ii) their redemption value, which is equivalent to the fair value of the shares at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment of $(74,476) and $8,999 for the three and nine months ended September 30, 2025, respectively.

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

The Company repurchased 1,490 common shares for $30,000 for the three months ended September 30, 2025 and 10,570 common shares for $0.2 million for the nine months ended September 30, 2025. The Company had no unfulfilled repurchase requests during the three and nine months ended September 30, 2025.

The Company had no repurchase requests for the three months ended September 30, 2024 and for the period from June 4, 2024 (Date of Formation) through September 30, 2024.

Distributions

The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income in accordance with GAAP, to its shareholders each year to comply with the REIT provisions of the Code. Each class of common shares receive the same gross distribution per share during the period.

For the three months ended September 30, 2025 and 2024, the aggregate net distributions declared for each applicable class of common shares are below:

	Three Months Ended September 30, 2025
	Class B	Class R	Class J-1	Class J-2	Class J-4	Class S	Class I	Class E
Aggregate net distributions declared per share of common shares	$0.3863	$0.3441	$0.3616	$0.3742	$0.3288	$0.3174	$0.3579	$0.4367

	Three Months Ended September 30, 2024
	Class B	Class R	Class J-1	Class J-2	Class J-4	Class S	Class I(1)	Class E
Aggregate net distributions declared per share of common shares	$0.2000	$—	$—	$—	$—	$—	$0.1000	$0.2000

(1)
Shares were outstanding for a portion of the three months ended September 30, 2024.

For the nine months ended September 30, 2025 and for the period from June 4, 2024 (Date of Formation) through September 30, 2024, the aggregate net distributions declared for each applicable class of common shares are below:

	Nine Months Ended September 30, 2025
	Class B	Class R	Class J-1(1)	Class J-2(1)	Class J-4(1)	Class S(1)	Class I	Class E
Aggregate net distributions declared per share of common shares	$1.1589	$1.0320	$0.9590	$0.9925	$0.6597	$0.5318	$1.0539	$1.2595

	For the period from June 4, 2024 (Date of Formation) through September 30, 2024
	Class B(2)	Class R	Class J-1	Class J-2	Class J-4	Class S	Class I(2)	Class E(2)
Aggregate net distributions declared per share of common shares	$0.2000	$—	$—	$—	$—	$—	$0.1000	$0.2000

(1)
Shares were outstanding for a portion of the nine months ended September 30, 2025.
(2)
Shares were outstanding for a portion of the period from June 4, 2024 (Date of Formation) through September 30, 2024.

Non-controlling Interests

As of September 30, 2025, the Company has two entities with non-controlling interests which the Company consolidates. As of September 30, 2025, total equity of the joint ventures was $170.4 million, of which the Company owned $145.7 million and the remaining $24.7 million was allocated to non-controlling interests.

As of December 31, 2024, total equity of the joint ventures was $61.1 million, of which the Company owned $52.5 million and the remaining $8.6 million was allocated to non-controlling interests.

Share Based Compensation

The Company accrued $0.2 million of non-cash compensation expense as of September 30, 2025 and December 31, 2024.

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

For the three months ended September 30, 2025 and 2024, net earnings per common share is computed as below (in thousands, except per share data):

	Three Months Ended September 30, 2025
	Class B	Class R	Class J-1	Class J-2	Class J-4	Class S	Class I	Class E	Total
Net income	$7,573	$1,477	$5,201	$1,101	$949	$174	$827	$493	$17,795
Weighted average number of common shares outstanding	22,833	4,445	15,652	3,312	3,524	648	3,066	1,287	54,767
Earnings per common share — basic and diluted	$0.33	$0.33	$0.33	$0.33	$0.27	$0.27	$0.27	$0.38	$0.32

	Three Months Ended September 30, 2024
	Class B	Class R	Class J-1	Class J-2	Class J-4	Class S	Class I	Class E	Total
Net loss	$(1,698)	$—	$—	$—	$—	$—	$(28)	$(375)	$(2,101)
Weighted average number of common shares outstanding	1,898	—	—	—	—	—	76	353	2,327
Loss per common share — basic and diluted	$(0.89)	$—	$—	$—	$—	$—	$(0.37)	$(1.06)	$(0.90)

For the nine months ended September 30, 2025 and for the period from June 4, 2024 (Date of Formation) through September 30, 2024, net earnings per common share is computed as below (in thousands, except per share data):

	Nine Months Ended September 30, 2025
	Class B	Class R	Class J-1	Class J-2	Class J-4	Class S	Class I	Class E	Total
Net income	$22,404	$4,573	$12,338	$2,809	$1,425	$234	$1,140	$1,612	$46,535
Weighted average number of common shares outstanding	19,837	4,035	11,678	2,675	1,635	274	1,335	1,271	42,740
Earnings per common share — basic and diluted	$1.13	$1.13	$1.06	$1.05	$0.87	$0.85	$0.85	$1.27	$1.09

	For the period from June 4, 2024 (Date of Formation) through September 30, 2024
	Class B	Class R	Class J-1	Class J-2	Class J-4	Class S	Class I	Class E	Total
Net loss	$(1,698)	$—	$—	$—	$—	$—	$(28)	$(375)	$(2,101)
Weighted average number of common shares outstanding	1,467	—	—	—	—	—	59	273	1,799
Loss per common share — basic and diluted	$(1.16)	$—	$—	$—	$—	$—	$(0.47)	$(1.37)	$(1.17)

8. Fair Value of Financial Instruments

The following table presents the Company’s investment assets carried at fair value on a recurring basis on the Condensed Consolidated Balance Sheets by their level in the fair value hierarchy as of September 30, 2025 ($ in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3
Financial Assets:
Commercial real estate loan investments	$—	$—	$1,703,977
Investments in real estate-related assets:
Mortgage servicing rights	—	—	76,375
Residential bridge loans	—	—	22,655
Tax liens	—	—	250,362
Total	$—	$—	$2,053,369

The following table presents the Company’s investment assets carried at fair value on a recurring basis on the Condensed Consolidated Balance Sheets by their level in the fair value hierarchy as of December 31, 2024 ($ in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3
Financial Assets:
Commercial real estate loan investments	$—	$—	$370,401
Investments in real estate-related assets:
Mortgage servicing rights	—	—	9,835
Residential bridge loans	—	—	2,750
Tax liens	—	—	68,082
Total	$—	$—	$451,068

The following tables summarize changes in investments for the three months ended September 30, 2025 and 2024 ($ in thousands):

	Three Months Ended September 30, 2025
	Commercial Real Estate Loan Investments	Mortgage Servicing Rights	Residential Bridge Loans	Tax Liens
Balance at June 30, 2025	$1,318,378	$81,281	$19,613	$340,857
Loan originations and fundings	385,599	13	5,989	13,953
Repayments	—	—	(2,947)	(104,214)
Return of capital	—	(1,679)	—	—
Net realized loss on investments	—	—	—	(249)
Net unrealized gain (loss) on investments	—	(3,240)	—	15
Balance at September 30, 2025	$1,703,977	$76,375	$22,655	$250,362

	Three Months Ended September 30, 2024
	Commercial Real Estate Loan Investments	Mortgage Servicing Rights	Residential Bridge Loans	Tax Liens
Balance at June 30, 2024	$—	$—	$—	$—
Loan originations and fundings	59,102	8,930	—	5,162
Repayments	—	—	—	—
Return of capital	—	—	—	—
Net unrealized loss on investments	—	(46)	—	—
Balance at September 30, 2024	$59,102	$8,884	$—	$5,162

The following tables summarize changes in investments for the nine months ended September 30, 2025 and for the period from June 4, 2024 (Date of Formation) through September 30, 2024 ($ in thousands):

	Nine Months Ended September 30, 2025
	Commercial Real Estate Loan Investments	Mortgage Servicing Rights	Residential Bridge Loans	Tax Liens
Balance at December 31, 2024	$370,401	$9,835	$2,750	$68,082
Loan originations and fundings	1,333,576	73,416	23,125	331,362
Repayments	—	—	(3,220)	(148,007)
Return of capital	—	(2,661)	—	—
Net realized loss on investments	—	—	—	(1,090)
Net unrealized loss on investments	—	(4,215)	—	15
Balance at September 30, 2025	$1,703,977	$76,375	$22,655	$250,362

	For the period from June 4, 2024 (Date of Formation) through September 30, 2024
	Commercial Real Estate Loan Investments	Mortgage Servicing Rights	Residential Bridge Loans	Tax Liens
Balance at June 4, 2024 (Date of Formation)	$—	$—	$—	$—
Loan originations and fundings	59,102	8,930	—	5,162
Repayments	—	—	—	—
Return of capital	—	—	—	—
Net unrealized loss on investments	—	(46)	—	—
Balance at September 30, 2024	$59,102	$8,884	$—	$5,162

The key unobservable inputs used in determining the fair value of the Company’s investments as of September 30, 2025 were as follows:

Level 3 Asset Category	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs	Impact to Valuation from an Increase in Input
Commercial real estate loan investments	$1,703,977	Discounted cash flow	Discount rate	6.38% - 11.53%	Decrease
Investments in real estate-related assets:
Mortgage servicing rights	$76,375	NAV	NAV	$76,375	Increase
Residential bridge loans	$22,655	Discounted cash flow	Discount rate	10.00%	Decrease
Tax liens	$250,362	Yield analysis	Yield	6.84% - 22.84%	Increase

The key unobservable inputs used in determining the fair value of the Company’s investments as of December 31, 2024 were as follows:

Level 3 Asset Category	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs	Impact to Valuation from an Increase in Input
Commercial real estate loan investments	$370,401	Discounted cash flow	Discount rate	5.44% - 9.78%	Decrease
Investments in real estate-related assets:
Mortgage servicing rights	$9,835	NAV	NAV	$9,835	Increase
Residential bridge loans	$2,750	Discounted cash flow	Discount rate	10.00%	Decrease
Tax liens	$68,082	Yield analysis	Yield	7.72% - 19.92%	Increase

9. Related Party Transactions

Due to Affiliates

The following table details the components of due to affiliates on the Condensed Consolidated Balance Sheets ($ in thousands):

	September 30, 2025	December 31, 2024
Advanced organizational and offering costs	$5,696	$4,947
General and administrative expenses	3,265	2,174
Accrued management fee	960	—
Accrued performance participation allocation	334	—
Accrued shareholder servicing fee	48,594	—
Total	$58,849	$7,121

Advanced Organizational and Offering Costs

The Adviser has agreed to advance organization and offering costs on behalf of the Company (including legal, accounting and other expenses attributable to the organization, but excluding ongoing servicing fees) through August 1, 2025, the first anniversary of the initial closing of the Company’s private offering. The Company is reimbursing the Adviser for all such advanced expenses in equal monthly installments over the 60-month period that began on August 1, 2025. Additionally, the Adviser pays certain other general corporate expenses on behalf of the Company. Such expenses are reimbursed by the Company to the Adviser in the ordinary course. Any amount due to the Adviser but not paid will be recognized as a liability on the Condensed Consolidated Balance Sheets. As of September 30, 2025 and December 31, 2024, the Adviser has incurred organization and offering expenses on the Company’s behalf of $5.7 million and $4.9 million, respectively, and are recorded as a component of due to affiliate on the Company’s Condensed Consolidated Balance Sheets.

General and Administrative Expense

The Adviser has agreed to advance certain operating costs, including debt issuance costs and general and administrative expenses, incurred through December 31, 2024. The Company is reimbursing the Adviser for all such advanced operating expenses in equal monthly installments over the 60-month period that began on January 1, 2025. Additionally, the Adviser pays certain other general corporate expenses on behalf of the Company. Such expenses are reimbursed by the Company to the adviser in the ordinary course. As of September 30, 2025 and December 31, 2024, the Adviser had incurred operating expenses, including general and administrative expenses of $3.0 million and $1.9 million, respectively, on behalf of the Company, that are recorded as a component of due to affiliates on the Condensed Consolidated Balance Sheets. Additionally, approximately $0.3 million and $0.3 million were payable to the Board of Trustees related to compensation expense at September 30, 2025 and December 31, 2024, respectively. After December 31, 2024, the Company will reimburse the Adviser for the use of accounting, information technology and operational services, software or other assets utilized to provide such services to the Company based on an allocation by the Adviser when incurred.

Management Fee

As compensation for its services provided pursuant to the management agreement, the Adviser, for Class J-4 shares, Class J-5 shares, Class S shares, Class D shares and Class I shares, will be paid a management fee of 1.25% of NAV per annum payable monthly, and for Class B shares, Class R shares, Class J-1 shares, Class J-2 shares, Class J-3 shares and Class E shares, a management fee of 1.00% of NAV per annum payable monthly. The management fee paid in respect of any Class B shares, Class R shares, Class J-1 shares, Class J-2 shares or Class J-3 shares that are purchased by a shareholder until March 31, 2025 were waived. The Adviser agreed to waive the management fee in respect of any Class E shares issued for so long as the Company qualifies as a “publicly offered REIT.” During the three and nine months ended September 30, 2025, the Company recognized $2.8 million and $5.2 million, respectively, of management fees in the Company’s Condensed Consolidated Statements of Operations. The Company did not recognize any management fees during the three months ended September 30, 2024 and for the period from June 4, 2024 (Date of Formation) through September 30, 2024.

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

During the three and nine months ended September 30, 2025, the Company recognized $0.3 million and $0.5 million, respectively, of performance participation allocation expense in the Company’s Condensed Consolidated Statements of Operations. The Company did not recognize any performance participation allocation expense during the three months ended September 30, 2024 and for the period from June 4, 2024 (Date of Formation) through September 30, 2024 as a result of fee waivers.

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
•
0.50% per annum for Class J-1 and Class J-4 shareholders
•
0.25% per annum for Class J-2 and Class D shareholders

The ongoing shareholder servicing fees are paid monthly in arrears. At the time such shares are sold to a shareholder, the Company accrues an estimate of the future stockholder servicing payable to the Dealer Manager. The estimate is based on the expected holding period by the shareholders and level of servicing fees attributed to such share class, which currently approximates 8.75%. The Company subsequently reassesses such liability at each reporting period.

10. Commitments and Contingencies

Commitments and contingencies may arise in the ordinary course of business. As of September 30, 2025, the Company has unfunded commitments of up to $69.7 million, $104.3 million and $11.7 million related to its equity investments in mortgage servicing rights portfolio subscription agreement, CRE loan investments and residential bridge loan investments, respectively. The exact timing and amounts of such future fundings are uncertain. As of December 31, 2024, the Company had unfunded commitments of up to $140.4 million, $17.0 million and $3.2 million related to its equity investments in mortgage servicing rights portfolio subscription agreement, CRE loan investments and residential bridge loan investments, respectively.

As of September 30, 2025, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

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

12. Subsequent Events

Investment Activity

Subsequent to September 30, 2025, the Company originated the following CRE loans ($ in thousands):

Location	Property Type	Origination Date	Loan Amount (1)	Outstanding Principal	Interest Rate(2)	Maturity Date
East	Multifamily	10/3/2025	$9,740	$9,490	SOFR + 3.20%	10/3/2027
East	Multifamily	10/30/2025	10,990	9,115	SOFR + 3.40%	10/30/2027
West	Retail	11/3/2025	5,195	5,195	SOFR + 8.25%	1/31/2026
West	Retail	11/3/2025	6,767	2,551	SOFR + 7.00%	12/31/2025
West	Retail	11/3/2025	7,146	7,146	SOFR + 8.25%	12/15/2025
West	Retail	11/3/2025	6,035	6,035	SOFR + 8.25%	12/31/2025
Midwest	Retail	11/3/2025	4,530	4,530	SOFR + 8.25%	1/31/2026
Total			$50,403	$44,062

(1)
Loan amount consists of outstanding principal balance plus unfunded loan commitments.
(2)
Loans earn interest at the one-month term SOFR plus a spread. Payment terms for all loans are interest only with principal due at maturity.

Subsequent to September 30, 2025, the Company purchased an additional pool of six residential bridge loans with a total loan amount and outstanding principal balance of $2.5 million and $0.6 million, respectively. Additionally, the Company funded an additional $1.3 million towards the principal balance of existing residential bridge loans.

On November 6, 2025, the Company acquired a pool of tax liens from an affiliate of the Adviser for a gross purchase price of $189.0 million. After adjusting for subsequent purchase and collection activity between August 31, 2025 and the acquisition date, the net purchase price was approximately $161.0 million. The acquisition was partially financed through an increase of approximately $101.5 million in borrowings under the Company’s Revolving Credit Facility.

Revolving Credit Facility

Subsequent to September 30, 2025, the Company paid $12.5 million towards the outstanding principal balance on the borrowings under the Revolving Credit Facility. The payment was made in the normal course of business and reflects the paydown of underlying assets secured by the Revolving Credit Facility.

On November 6, 2025, FCR TL Holdings, as borrower, the Company, as guarantor, and JPMorgan, as administrative agent and lender, entered into the Amendment No. 3 (the “Revolving Credit Facility Amendment No. 3”) to the Subsidiary Loan Agreement. Pursuant to the Revolving Credit Facility Amendment No. 3, the maximum loan amount under the Revolving Credit Facility was increased from $300,000,000 to $400,000,000 and certain other legacy defined terms that no longer apply, were removed.

The following table summarizes the Company's borrowings and paydowns subsequent to September 30, 2025 ($ in thousands):

	Borrowings	Paydowns	Ending Balance	Weighted Average Interest Rate	Maturity Date
Repurchase Facilities:
GS Seller I Repurchase Facility	$—	$—	$490,460	6.56%	8/16/2027
GS Seller II Repurchase Facility	—	—	57,180	6.20%	8/16/2027
GS Seller III Repurchase Facility	—	—	83,793	6.33%	8/16/2027
Atlas Repurchase Facility	20,299	(10,894)	241,393	6.33%	10/11/2027
Morgan Stanley Repurchase Facility	—	—	63,675	5.86%	7/24/2029
Total Repurchase Facilities	20,299	(10,894)	936,501
JPM Revolving Credit Facility	101,500	(12,497)	279,557	6.20%	5/8/2027
Total	$121,799	$(23,391)	$1,216,058

Proceeds from the Issuance of Common Shares

Effective on October 1, 2025, the Company issued and sold an aggregate of 1,758,005 common shares, consisting of 829,566 Class B shares, 7,022 Class R shares, 52,503 Class J-1 shares, 14,688 Class J-2 shares, 447,489 Class J-4 shares, 71,833 Class S shares, 331,252 Class I shares and 3,651 Class E shares for aggregate proceeds of $35.5 million.

On November 1, 2025, the Company issued and sold an aggregate of 2,266,605 common shares, consisting of 558,041 Class B shares, 7,317 Class R shares, 54,635 Class J-1 shares, 15,271 Class J-2 shares, 347,121 Class J-4 shares, 223,831 Class S shares, 1,059,160 Class I shares and 1,229 Class E shares for aggregate proceeds of $45.7 million.

The Company has performed an evaluation of subsequent events through November 12, 2025, which is the date the condensed consolidated financial statements were issued. Other than those items previously disclosed, no other events have occurred that require consideration as adjustments to, or disclosures in, the condensed consolidated financial statements.

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

As of September 30, 2025, we have received aggregate proceeds of $1.1 billion from the sale of our common shares. The Company has primarily used the net proceeds to make investments in real estate debt and other investments as further described below under “Overall Portfolio.” The Company intends to continue selling common shares on a monthly basis.

Market Conditions and Trends

The Company’s businesses are materially affected by conditions in the financial markets and economic conditions in the United States and, to a lesser extent, elsewhere in the world.

During the third quarter of 2025, the persistence of both elevated inflation and interest rates, in conjunction with tariff risks, political uncertainty, geopolitical uncertainty (including the conflict between Russia and Ukraine, or the ongoing and developing conflicts in the Middle East, and other developing conflicts), and uncertainty around future capital availability continued to weigh on industry deal activity and market valuations.

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

Recent Developments

Since September 30, 2025, and through and including the date hereof, we have (i) originated seven CRE loans across the United States with an aggregate loan amount and outstanding principal amount of $50.4 million and $44.1 million, respectively, (ii) acquired an additional pool of six residential bridge loans with a total loan amount and outstanding principal balance of $2.5 million and $0.6 million, respectively (iii) funded an additional $1.3 million towards the outstanding principal balance of existing residential bridge loans, (iv) acquired a pool of tax liens for a gross purchase price of $189.0 million, (v) issued and sold an aggregate of 4,024,609 common shares in our private offering, resulting in proceeds of $81.2 million and

(vi) amended the Subsidiary Loan Agreement as described below (see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 12. Subsequent Events” and the section titled “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds”).

Subsidiary Loan Agreement

On November 6, 2025, FCR TL Holdings LLC (“FCR TL Holdings”), a subsidiary of the Company, as borrower, the Company, as guarantor, and JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent and lender, entered into the Amendment No. 3 (the “Revolving Credit Facility Amendment No. 3”) to the Loan and Security Agreement, dated as of November 8, 2024 (as amended by that certain Amendment No.1, dated as of May 1, 2025 and that certain Amendment No. 2, dated as of August 14, 2025, and as further amended by the Revolving Credit Facility Amendment No. 3, the “Subsidiary Loan Agreement”). Pursuant to the Revolving Credit Facility Amendment No. 3, the maximum loan amount under the borrowings governed by the Subsidiary Loan Agreement (the “Revolving Credit Facility”) was increased from $300,000,000 to $400,000,000 and certain other legacy defined terms that no longer apply, were removed.

Management Update

Joshua Pack served as Co-Chief Executive Officer and trustee of the Company, as well as a member of the Adviser’s investment committee, until he passed away on September 29, 2025. As a result of Mr. Pack’s sudden passing, Timothy Sloan will act as sole Chief Executive Officer and there will be a vacancy on the Company’s board of trustees.

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

Q3 2025 Highlights

Operating Results

We declared monthly net distributions totaling $20.3 million for the three months ended September 30, 2025. The details of our total returns are shown in the following table:

	Class B	Class R	Class J-1	Class J-2	Class J-3	Class J-4	Class J-5	Class S	Class D	Class I	Class E
Inception-to-Date Total Return (1)	8.75%	5.97%	4.42%	4.52%	—%	2.82%	—%	2.16%	—%	8.72%	9.12%

(1)
Total return is calculated as the change in NAV per share during the respective periods plus any distributions per share declared in the period and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Shares were initially issued for Class E, Class B, Class I, Class R, Class J-1 and Class J-2, Class J-4 and Class S on July 1, 2024, August 1, 2024, September 1, 2024, December 1, 2024, and February 3, 2025, April 1, 2025 and May 1, 2025, respectively. Total return for periods greater than one year are annualized. The Company believes total return is a useful measure of the overall investment performance of our shares.

Investment Activity

For the three months ended September 30, 2025, we originated the below senior secured CRE loans ($ in thousands):

Loan Type	Loan Amount (1)	Outstanding Principal	Fair Value	Weighted Average Interest Rate(2)	Weighted Average Maturity (years)	Weighted Average Maximum Maturity (years)(3)
Senior Loans	$416,700	$370,653	$370,653	SOFR + 3.64%	2.21	3.80
Total	$416,700	$370,653	$370,653

(1)
Loan amount consists of outstanding principal balance plus unfunded loan commitments.
(2)
Represents weighted average interest rate of the most recent interest period in effect for each loan as of period end. As of September 30, 2025, loans earn interest at the one-month term Secured Overnight Financing Rate (“SOFR”) plus a spread and are subject to a rate floor ranging from 6.00% to 9.13%. Payment terms for all loans are interest only with principal due at maturity.
(3)
Maximum maturity assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are subject to certain conditions as defined in the respective loan agreement.

The tables below detail the property type and geographic location of the properties securing our CRE loan investments originated during the three months ended September 30, 2025 ($ in thousands):

	Three Months Ended September 30, 2025
Property Type	Fair Value	Percentage
Multifamily	$221,262	59.7%
Retail	85,841	23.2%
Industrial	20,800	5.6%
Senior Housing	42,750	11.5%
Total	$370,653	100%

	Three Months Ended September 30, 2025
Geographic Location	Fair Value	Percentage
United States:
East	$126,712	34.2%
West	90,141	24.3%
South	153,800	41.5%
Total	$370,653	100%

On August 2, 2024, we entered into a subscription agreement for an equity investment in a conventional mortgage servicing rights portfolio (“MSR”). We have agreed to an aggregate capital commitment of $150.0 million and have funded $80.3 million as of September 30, 2025. The interest in the MSR portfolio is associated with $5.8 billion of unpaid principal balance on residential mortgage loans. The subscription agreement was executed in connection with a joint venture agreement with a third party. Pursuant to the joint venture operating agreement, most major decisions related to the joint venture, including acquisitions thereof, and its assets require the consent of the Company. The Company retains the unilateral right to cause the joint venture to take certain actions, including as to matters related to litigation, servicing and disposition of assets.

On December 20, 2024, we entered into a forward flow relationship with a non-bank lender to purchase newly originated bridge loans secured by mortgages on residential properties. As of September 30, 2025, our residential bridge loans consisted of the following ($ in thousands):

Number of Loans	Loan Amount(1)	Outstanding Principal	Interest Rate	Maximum Maturity Date(2)
53	$34,377	$22,655	10.00%	9/1/2026

(1) Loan amount consists of outstanding principal balance plus unfunded loan commitments.

(2) Maximum maturity date assumes all extension options are exercised.

As of September 30, 2025, we have acquired the below tax lien investments ($ in thousands):

Location	Lien Count	Acquisition Date	Par Value	Fair Value
New Jersey	1,125	8/30/2024	$10,445	$10,445
Mississippi	1,542	9/4/2024	8,237	8,968
Colorado	833	10/23/2024	6,907	7,191
California	20,905	12/4/2024	20,369	21,218
Illinois	524	12/10/2024	4,188	4,188
New York	157	2/18/2025	1,746	1,746
Connecticut	518	4/28/2025	4,286	4,476
Ohio	26	4/28/2025	88	88
Florida	29,336	6/1/2025	192,040	192,042
Total	54,966		$248,306	$250,362

Capital Activity and Financings

During the three months ended September 30, 2025, we repaid $65.6 million outstanding principal balance on the borrowings governed by the Subsidiary Loan Agreement. We drew an additional $283.4 million on our Repurchase Facilities during the three months ended September 30, 2025.

MS Repurchase Facilities

On July 24, 2025, a subsidiary of the Company, FCR MS Seller LLC, as seller (the “MS Seller”), Morgan Stanley Mortgage Capital Holdings LLC (“Morgan Stanley”), as administrative agent for Morgan Stanley Bank, N.A. and such other financial institutions from time to time party thereto as buyers (“MSBNA” and, together with such other financial institutions from time to time party hereto, the “MS Buyers”) entered into a Master Repurchase and Securities Contract Agreement(together with the related transaction documents, the “MS Seller Repurchase Agreement”). The MS Seller Repurchase Agreement

provides financing of up to an aggregate of $250 million in connection with the acquisition and/or origination by the Company of certain loans as more particularly described in the MS Seller Repurchase Agreement. Subject to the terms and conditions thereof, the MS Seller Repurchase Agreement provides for the purchase, sale and repurchase of mortgage loans, mezzanine loans and participation interests in such mortgage loans satisfying certain conditions set forth in the MS Seller Repurchase Agreement (collectively, the “MS Repurchase Facility”).

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

In connection with the MS Seller Repurchase Agreement, the Company entered into a Guaranty and Indemnity agreement, dated July 24, 2025 (the “MS Guaranty”), under which the Company guarantees (the “Guaranty”) the obligations of the MS Seller under the MS Repurchase Agreement, provided, however, that the maximum liability of the Company pursuant to the MS Guaranty shall not exceed 25% of the then-outstanding principal amount of the MS Repurchase Facility. Notwithstanding the foregoing, such limitation on the Company’s Guaranty may be nullified in certain circumstances, including if the MS Seller or the Company become the subject of a voluntary or collusive involuntary proceeding under any bankruptcy,insolvency or similar law and for other customary insolvency related actions. The Company is also liable under the MS Guaranty for costs, expenses, damages and losses actually incurred by the MS Buyers or Morgan Stanley, in its capacity as administrative agent, resulting from customary “bad boy” events pertaining to the Company and/or the MS Seller as described in the MS Guaranty.

The MS Seller Repurchase Agreement and the MS Guaranty contain various restrictions and covenants that are customary for similar agreements, including financial covenants relating to the Company’s minimum net worth, liquidity and maximum leverage.

Overall Portfolio

As of September 30, 2025, our portfolio was comprised of the following ($ in thousands):

Asset Type	Fair Value	Fair Value as % of Overall Portfolio
Commercial real estate loans	$1,703,977	83%
Tax liens	250,362	12%
Mortgage servicing rights	76,375	4%
Residential bridge loans	22,655	1%
Total	$2,053,369	100%

Results of Operations

The following table sets forth the results of our operations for the three months ended September 30, 2025 and 2024 ($ in thousands):

	Three Months Ended
	September 30, 2025	September 30, 2024	Change $
Revenues
Interest income	$43,492	$1,437	$42,055
Total revenues	43,492	1,437	42,055

Expenses
Organizational costs	43	2,412	(2,369)
General and administrative	5,385	1,093	4,292
Management fee	2,823	—	2,823
Performance participation allocation	335	—	335
Total expenses	8,586	3,505	5,081

Other income (expense)
Interest expense	(16,799)	—	(16,799)
Net unrealized loss on investments	(3,225)	(46)	(3,179)
Net realized loss on investments	(249)	—	(249)
Other income	3,827	106	3,721
Total other income (expense)	(16,446)	60	(16,506)

Net income (loss)	18,460	(2,008)	20,468
Net income attributable to non-controlling interests	665	93	572
Net income (loss) attributable to common stockholders	$17,795	$(2,101)	$19,896

Interest income

Interest Income

Interest income increased $42.1 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 from $1.4 million to $43.5 million, primarily as a result of CRE loan originations increasing from five to 77.

Expenses

Organizational costs

Organizational costs decreased $2.4 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 from $2.4 million to $42,630, primarily as a result of incurring the majority of organizational costs in 2024 with the Company’s formation.

General and administrative

General and administrative expenses increased $4.3 million the three months ended September 30, 2025 compared to the three months ended September 30, 2024 from $1.1 million to $5.4 million, primarily as a result of increased professional services expense inline with the Company’s growth.

Management fee

Management fee expenses increased $2.8 million the three months ended September 30, 2025 compared to the three months ended September 30, 2024 from $0 to $2.8 million, primarily as a result of fee waivers expiring in 2025.

Performance participation allocation

Performance participation allocation expense increased $0.3 million the three months ended September 30, 2025 compared to the three months ended September 30, 2024 from $0 to $0.3 million, primarily as a result of fee waivers expiring in 2025.

Other income (expense)

Interest expense

Interest expense increased $16.8 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 from $0 to $16.8 million, primarily as a result of entering into repurchase facilities and the revolving credit facility subsequent to September 30, 2024.

Net unrealized loss on investments

Net unrealized loss on investments increased $3.2 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 from $46,000 to $3.2 million, primarily as a result of unrealized losses on the MSR portfolio.

Net realized loss on investments

Net realized loss on investments increased $0.2 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 from $0 to $0.2 million, primarily as a result of the resolution of tax lien investments in jurisdictions where upfront premiums are not recoverable, resulting in a write-off of the acquisition premium. These realized losses are consistent with our original underwriting assumptions. Income from resolved tax lien investments, subject to such realized losses, are included in interest income on the Company’s Condensed Consolidated Statements of Operations.

Other income

Other income increased $3.7 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 from $0.1 million to $3.8 million, primarily as a result of money market interest earned and income related to an equity investment.

Results of Operations

The following table sets forth the results of our operations for the nine months ended September 30, 2025 and for the period from June 4, 2024 (Date of Formation) through September 30, 2024 ($ in thousands):

	Nine Months Ended	For the period from June 4, 2024 (Date of Formation) through
	September 30, 2025	September 30, 2024	Change $
Revenues
Interest income	$93,630	$1,437	$92,193
Total revenues	93,630	1,437	92,193

Expenses
Organizational costs	317	2,412	(2,095)
General and administrative	11,218	1,093	10,125
Management fee	5,219	—	5,219
Performance participation allocation	456	—	456
Total expenses	17,210	3,505	13,705

Other income (expense)
Interest expense	(32,783)	—	(32,783)
Net unrealized loss on investments	(4,200)	(46)	(4,154)
Net realized loss on investments	(1,090)	—	(1,090)
Other income	10,249	106	10,143
Total other income (expense)	(27,824)	60	(27,884)

Net income (loss)	48,596	(2,008)	50,604
Net income attributable to non-controlling interests	2,061	93	1,968
Net income (loss) attributable to common stockholders	$46,535	$(2,101)	$48,636

Interest income

Interest Income

Interest income increased $92.2 million for the nine months ended September 30, 2025 compared to the period from June 4, 2024 (Date of Formation) through September 30, 2024 from $1.4 million to $93.6 million, primarily as a result of CRE loan originations increasing from five to 77.

Expenses

Organizational costs

Organizational costs decreased $2.1 million for the nine months ended September 30, 2025 compared to the period from June 4, 2024 (Date of Formation) through September 30, 2024 from $2.4 million to $0.3 million, primarily as a result of incurring the majority of organizational costs in 2024 with the Company’s formation.

General and administrative

General and administrative expenses increased $10.1 million for the nine months ended September 30, 2025 compared to the period from June 4, 2024 (Date of Formation) through September 30, 2024 from $1.1 million to $11.2 million, primarily as a result of increased professional services expense inline with the Company’s growth.

Management fee

Management fee expenses increased $5.2 million for the nine months ended September 30, 2025 compared to the period from June 4, 2024 (Date of Formation) through September 30, 2024 from $0 to $5.2 million, primarily as a result of fee waivers expiring in 2025.

Performance participation allocation

Performance participation allocation expense increased $0.5 million for the nine months ended September 30, 2025 compared to the period from June 4, 2024 (Date of Formation) through September 30, 2024 from $0 to $0.5 million, primarily as a result of fee waivers expiring in 2025.

Other income (expense)

Interest expense

Interest expense increased $32.8 million for the nine months ended September 30, 2025 compared to the period from June 4, 2024 (Date of Formation) through September 30, 2024 from $0 to $32.8 million, primarily as a result of entering into repurchase facilities and the revolving credit facility subsequent to September 30, 2024.

Net unrealized loss on investments

Net unrealized loss on investments increased $4.2 million for the nine months ended September 30, 2025 compared to the period from June 4, 2024 (Date of Formation) through September 30, 2024 from $46,000 to $4.2 million, primarily as a result of unrealized losses on the MSR portfolio.

Net realized loss on investments

Net realized loss on investments increased $1.1 million for the nine months ended September 30, 2025 compared to the period from June 4, 2024 (Date of Formation) through September 30, 2024 from $0 to $1.1 million, primarily as a result of the resolution of tax lien investments in jurisdictions where upfront premiums are not recoverable, resulting in a write-off of the acquisition premium. These realized losses are consistent with our original underwriting assumptions. Income from resolved tax lien investments, subject to such realized losses, are included in interest income on the Company’s Condensed Consolidated Statements of Operations.

Other income

Other income increased $10.1 million for the nine months ended September 30, 2025 compared to the period from June 4, 2024 (Date of Formation) through September 30, 2024 from $0.1 million to $10.2 million, primarily as a result of money market interest earned and income related to an equity investment.

Net Asset Value

EA RESIG, LLC, a subsidiary of Eisner Advisory Group LLC, calculates our NAV per share, which our Adviser subsequently reviews and confirms the calculations in connection therewith, in each case, in accordance with the valuation guidelines that have been approved by our board of trustees. Our total NAV presented in the following tables includes the NAV of our outstanding classes of common shares, which includes Class B, Class R, Class J-1 shares, Class J-2 shares, Class J-3 shares, Class J-4 shares, Class J-5 shares, Class S, Class D, Class I and Class E common shares. The following table provides a breakdown of the major components of our NAV as of September 30, 2025 ($ in thousands):

Components of NAV	Amount
Commercial real estate loan investments	$1,703,977
Investments in real estate-related assets	349,392
Cash and cash equivalents	196,618
Restricted cash	110,396
Other assets	18,792
Secured debt arrangements	(924,098)
Revolving credit facilities	(190,432)
Subscriptions received in advance	(36,656)
Due to affiliate	(3,862)
Lender reserves	(43,633)
Accounts payable and accrued expenses	(5,286)
Distribution payable	(7,092)
Other liabilities	(3,050)
Non-controlling interests	(24,682)
Net Asset Value	$1,140,384
Number of outstanding shares (1)	56,839

(1) Includes 1,288,622 shares of common stock held by affiliates of the Adviser that are classified as redeemable common stock.

The following table provides a breakdown of our total NAV and NAV per share by class as of September 30, 2025 ($ in thousands, except per share data):

	NAV	Number of Outstanding Shares	NAV Per Share
Class B	$469,231	23,334	$20.1084
Class R	88,906	4,452	$19.9705
Class J-1	313,729	15,705	$19.9767
Class J-2	66,406	3,327	$19.9613
Class J-3	—	—	—
Class J-4	84,566	4,188	$20.1924
Class J-5	—	—	—
Class S	15,676	777	$20.1722
Class D	—	—	—
Class I	75,986	3,767	$20.1707
Class E(1)	25,884	1,289	$20.0869
Total	$1,140,384	56,839

(1) Class E shares are classified as redeemable common stock. The ability of the Class E holders to redeem the Class E shares for cash is outside of the Company’s control, therefore, the Company has classified these Class E shares that are held by an affiliate of the Company as redeemable common stock.

The following table reconciles equity per our Condensed Consolidated Balance Sheets to our NAV ($ in thousands):

	September 30, 2025	December 31, 2024
Stockholder’s equity	$1,059,513	$200,656
Redeemable common stock	25,884	22,739
Total partners’ capital	1,085,397	223,395
Adjustments:
Accrued organization and offering costs	5,696	4,947
Deferred fees	952	1,129
Accrued shareholder servicing fee	48,339	1,713
NAV	$1,140,384	$231,184

The following details the adjustments to reconcile accounting principles generally accepted in GAAP equity to our NAV:

•
Accrued organization and offering costs: The Adviser agreed to advance certain organization and offering costs on our behalf through December 31, 2024. The Adviser is being reimbursed for such costs on a pro-rata basis over a 60-month period beginning August 1, 2025, the first anniversary of the date of the initial offering. Under GAAP, organization costs have been accrued as a liability. For purposes of calculating NAV, such costs will be recognized as paid over the 60-month reimbursement period.
•
Deferred fees: The Adviser agreed to advance certain general and administrative costs on our behalf through December 31, 2024. The Adviser is being reimbursed for such costs on a pro-rata basis over a 60-month period beginning January 1, 2025. Under GAAP, the deferred general and administrative costs have been accrued as a liability. For purposes of calculating NAV, such costs will be recognized as paid over the 60-month reimbursement period.
•
Accrued shareholder servicing fee: Under GAAP, we accrue the full cost of the shareholder servicing fee as an offering cost at the time we sell Class J-1, Class J-2 and Class I shares. For purposes of calculating NAV, we recognize the ongoing servicing fee as a reduction of NAV on a monthly basis.

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

The following table details the total net distribution for each of our share classes for the nine months ended September 30, 2025:

Record Date	Class B	Class R	Class J-1	Class J-2	Class J-3	Class J-4	Class J-5	Class S	Class D	Class I	Class E
January 31, 2025	$0.1338	$0.1197	$—	$—	$—	$—	$—	$—	$—	$0.1128	$0.1338
February 28, 2025	0.1349	0.1206	0.1265	0.1307	—	—	—	—	—	0.1130	0.1349
March 31, 2025	0.1345	0.1203	0.1262	0.1303	—	—	—	—	—	0.1143	0.1345
April 30, 2025	0.1175	0.1034	0.1093	0.1135	—	0.1047	—	—	—	0.1127	0.1343
May 31, 2025	0.1260	0.1120	0.1178	0.1220	—	0.1132	—	0.1072	—	0.1216	0.1427
June 30, 2025	0.1258	0.1118	0.1176	0.1218	—	0.1131	—	0.1072	—	0.1215	0.1426
July 31, 2025	0.1260	0.1119	0.1178	0.1219	—	0.1056	—	0.1022	—	0.1152	0.1428
August 31, 2025	0.1301	0.1161	0.1219	0.1261	—	0.1110	—	0.1071	—	0.1209	0.1469
September 30, 2025	0.1302	0.1161	0.1220	0.1262	—	0.1121	—	0.1080	—	0.1218	0.1470
Total	$1.1589	$1.0320	$0.9590	$0.9925	$—	$0.6597	$—	$0.5318	$—	$1.0539	$1.2595

For the nine months ended September 30, 2025, we declared net distributions in the amount of $47.5 million. The Company intends for long-term cumulative distributions to be funded primarily from operating cash flows.

The following table details our distributions declared for the nine months ended September 30, 2025 ($ in thousands):

	Nine Months Ended
	September 30, 2025
	Amount	Percentage
Distributions
Payable in cash	$28,739	60%
Reinvested in shares	18,769	40%
Total distributions	$47,508	100%
Sources of Distributions
Cash flows from operating activities	$47,508	100%
Offering proceeds	—	—%
Total sources of distributions	$47,508	100%
Cash flows from operating activities	$48,319

Liquidity and Capital Resources

Liquidity

We believe we have sufficient liquidity to operate our business, with immediate liquidity comprised of cash and cash equivalents of $196.6 million and available borrowings under our Repurchase Facilities and Revolving Credit Facility as of September 30, 2025 which may include borrowings secured by our existing portfolio. In addition to our immediate liquidity, we obtain incremental liquidity through the sale of our common shares, from which we generated proceeds of approximately $912.0 million for the nine months ended September 30, 2025. In addition, we may incur indebtedness secured by our real estate and real estate debt investments, borrow money through unsecured financings, or incur other forms of indebtedness. We closely monitor our liquidity position and believe that we have sufficient current liquidity and access to additional liquidity to meet our financial obligations for at least the next 12 months.

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

Capital Resources

For the nine months ended September 30, 2025, we issued and sold 45,313,376 common shares, consisting of 13,918,740 Class B shares, 3,491,048 Class R shares, 15,704,786 Class J-1 shares, 3,326,722 Class J-2 shares, 4,188,004 Class J-4 shares, 777,120 Class S shares, 3,753,309 Class I shares and 153,646 Class E shares to accredited investors in our private offering, amounting to proceeds of $912.0 million as payment for such shares, including shares issued pursuant to our distribution reinvestment plan. During the nine months ended September 30, 2025, we repurchased 10,570 common shares for $0.2 million.

As of September 30, 2025, we had received aggregate proceeds of $1.1 billion from the issuance and sale of common shares in our private offering. As of September 30, 2025, after giving effect to shares issued pursuant to our distribution reinvestment plan, share transfers, conversions, and redemptions we had an aggregate of 56,839,299 common shares outstanding, consisting of 23,335,011 Class B shares, 4,451,883 Class R shares, 15,704,786 Class J-1 shares, 3,326,722 Class J-2 shares, 4,188,004 Class J-4 shares, 777,120 Class S shares, 3,767,149 Class I shares and 1,288,622 Class E shares.

Cash Flows

Cash flows provided by operating activities increased $47.3 million for the nine months ended September 30, 2025, compared to the period from June 4, 2024 (Date of Formation) through September 30, 2024 from $1.0 million to $48.3 million. The increase is primarily attributable to the growth of investments in commercial real estate loans and investments in real estate-related assets.

Cash flows used in investing activities increased $1.5 billion for the nine months ended September 30, 2025 compared to the period from June 4, 2024 (Date of Formation) through September 30, 2024 from $71.3 million to $1.6 billion. The increase is primarily attributable to increased fundings of commercial real estate loans from five to 77 and increased fundings of other real estate-related assets in the current year.

Cash flows provided by financing activities increased $1.5 billion for the nine months ended September 30, 2025 compared to the period from June 4, 2024 (Date of Formation) through September 30, 2024 from $129.5 million to $1.6 billion. The increase is primarily attributable to a $681.2 million increase in proceeds from the issuance of common stock and $923.5 million increase from borrowings under our repurchase agreements and revolving credit facility in the current year.

Future Cash Requirements

The following table aggregates our contractual obligations and commitments as of September 30, 2025 ($ in thousands):

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Repurchase agreements and revolving credit facility	$1,117,650	$—	$1,053,975	$63,675	$—
MSR commitments	69,716	—	—	—	69,716
CRE loan commitments	104,282	14,934	89,348	—	—
Residential bridge loans	11,722	11,722	—	—	—
Advanced organizational and offering costs	5,696	982	2,455	2,259	—
Operating expense reimbursement	952	224	448	280	—
Total	$1,310,018	$27,862	$1,146,226	$66,214	$69,716

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

As of September 30, 2025, we had $1.7 billion of floating rate commercial real estate loans and $1.1 billion of floating rate outstanding borrowings.

The net interest income sensitivity analysis table presented below shows the estimated impact over a 12-month period of an instantaneous parallel shift in the yield curve, up and down by 100 basis points on our net interest income, assuming no changes in the composition of our commercial real estate loan investment portfolio and our outstanding borrowings in effect as of September 30, 2025. The analysis presented utilized assumptions, models and estimates of our Adviser based on our Adviser’s judgment and experience. Actual results could differ significantly from those estimated in the interest rate sensitivity table.

	September 30, 2025
Change in Interest Rates	Projected Increase (Decrease) in Net Interest Income	Percentage Change in Projected Net Interest Income
+1.00%	$2,091	3.22%
-1.00%	$6,195	9.54%

Certain assumptions have been made in calculating the interest rate risk sensitivities and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The interest rate scenarios assume interest rates at September 30, 2025. Furthermore, while the analysis reflects the estimated impact of interest rate increases and decreases on a static portfolio, we actively manage the size and composition of our investments, which can result in material changes to our interest rate risk in the portfolio.

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

Valuation of liabilities not measured at fair value

As of September 30, 2025, our Repurchase Facilities and Revolving Credit Facility are carried at cost which approximates fair value. Fair value of our indebtedness is estimated by modeling the cash flows required by our debt agreements and discounting them back to the present value using an estimated market yield. The inputs used in determining the fair value of our indebtedness are considered Level 3.

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

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I. Item 1A. “Risk Factors” in our Annual Report and Part II. Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, filed with the SEC on May 13, 2025. As reported in the Company’s Current Report on Form 8-K, dated September 30, 2025, Joshua Pack, the Company’s Co-Chief Executive Officer and Trustee, passed away.

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

The following table sets forth shares repurchased by the Company during the three months ended September 30, 2025 under the share repurchase plan:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
July 1 — July 31, 2025	—	—	—	—
August 1 — August 31, 2025	—	—	—	—
September 1 — September 30, 2025	1,490	$20.1374	1,490	—
Total	1,490		1,490	—

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2025, none of the Company’s trustees or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act).

Subsidiary Loan Agreement

On November 6, 2025, FCR TL Holdings, a subsidiary of the Company, as borrower, the Company, as guarantor, and JPMorgan, as administrative agent and lender, entered into the Revolving Credit Facility Amendment No. 3 to the Subsidiary Loan Agreement. Pursuant to the Revolving Credit Facility Amendment No. 3, the maximum loan amount under the Revolving Credit Facility was increased from $300,000,000 to $400,000,000 and certain other legacy defined terms that no longer apply, were removed.

ITEM 6. EXHIBITS

(b) Exhibits

10.1

Master Repurchase and Securities Contract Agreement, dated July 24, 2025, by and between FCR MS Seller LLC, as seller, Morgan Stanley Mortgage Capital Holdings LLC, as administrative agent for Morgan Stanley Bank, N.A. and such other financial institutions from time to time party thereto as buyers (filed as Exhibit 10.1 to the Company’s Current Report on August 5, 2025)

10.2	Guaranty, dated July 24, 2025, made by the Company, as guarantor, for the benefit of Morgan Stanley Bank, N.A. (filed as Exhibit 10.2 to the Company’s Current Report on August 5, 2025)
10.3

Amendment No. 2 to Loan and Security Agreement, dated August 14, 2025, among FCR TL Holdings LLC, as borrower, Fortress Credit Realty Income Trust, as guarantor and JPMorgan Chase Bank, N.A., as administrative agent and lender (filed as Exhibit 10.1 to the Company’s Current Report on August 19, 2025)

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith**
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith**
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith**
101.INS	XBRL Instance Document ***
101.SCH	XBRL Taxonomy Schema ***
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)***

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

Date: November 12, 2025

Fortress Credit Realty Income Trust

/s/ Avraham Dreyfuss
Name:	Avraham Dreyfuss
Title:	Chief Financial Officer