Form 10-K
period 2025-12-31
FORTRESS CREDIT REALTY INCOME TRUST
filed 2026-03-24
CIK 2026738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of March 24, 2026, the issuer had the following shares outstanding: 26,244,697 Class B common shares, 4,346,881 Class R common shares, 16,139,070 Class J-1 common shares, 3,420,298 Class J-2 common shares, 6,041,637 Class J-4 common shares, 1,535,302 Class S common shares, 7,186,747 Class I common shares and 1,287,257 Class E common shares.

Documents Incorporated by Reference: None.

Form 10-K

Year Ended December 31, 2025

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
•
“Dealer Manager” refers to Fortress Wealth Solutions LLC;
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

Risks Related to Our Business and Operations

•
We may be limited in the number and type of investments we make and the value of your investment in us will fluctuate with the performance of the specific assets we acquire.
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

Fortress

Fortress Investment Group LLC, a Delaware limited liability company and an affiliate of the Adviser, is a leading global investment management firm. Fortress offers a range of alternative investment strategies, including private equity for institutional and private investors around the world. As of September 30, 2025, Fortress has approximately $54 billion of assets under management. Fortress is co-headquartered in New York and Dallas, and has offices in Abu Dhabi, Atlanta, Greenwich, Hong Kong, London, Los Angeles, Madrid, Menlo Park, Rome, Sydney and Tokyo.

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

Residential Investments

We seek to focus on a variety of high-quality residential mortgage-related assets characterized by high credit quality and/or substantial levels of equity subordination. The Residential Investments will generate current cash flow and to be short duration assets and/or liquid, which provides an additional liquidity buffer to the portfolio. We seek to identify attractive risk-reward investments by financing high quality real assets with high quality borrowers that contribute substantial borrower equity, as well as acquiring residential assets such as tax liens and MSRs that exhibit low LTV’s and generally stable predictable cash flows. Our target assets include, but will not be limited to, the following types of Residential Investments:

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

For a discussion of the Adviser’s compensation and expense reimbursement, see “—Compensation of the Adviser and Expense Reimbursement.” For additional discussion of company expenses, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Fiscal Year 2025 Highlights—Expenses.”

Compensation of the Adviser and Expense Reimbursement

Management Fee

As compensation for its services provided pursuant to the Management Agreement, we pay the Adviser, (i) for Class J-4 investors, Class J-5 investors, Class S investors, Class D investors and Class I investors, a management fee of 1.25% of NAV per annum payable monthly and (ii) for Class B investors, Class R investors, Class J-1 investors, Class J-2 investors, Class J-3 investors, and Class E investors, a management fee of 1.00% of NAV per annum payable monthly. The Adviser agreed to waive the management fee in respect of any Class B shares that were purchased by a shareholder during the Initial Share Offering Period, in respect of any Class R shares that were purchased by a shareholder during the Class R Share Offering Period, and in respect of any Class J-1 shares, Class J-2 shares or Class J-3 shares that were purchased by a shareholder through the initial sales program, in each case until March 31, 2025 (including any shares issued pursuant to our distribution reinvestment plan with respect to such waiver-eligible shares). In addition, the management fee paid to the Adviser in respect of any Class E shares will be subject to our ability to meet the applicable REIT requirements and is waived by the Adviser for so long as the Company qualifies as a “publicly offered REIT.” Any management fee shall be calculated and paid to the Adviser on a class-by-class basis, based on the NAV of each applicable class of our shares.

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

The following table summarizes performance participation allocation and management fee earned during the year ended December 31, 2025 ($ in thousands):

Year Ended December 31, 2025
Performance participation allocation	$958
Management fee	8,369
Total	$9,327

Organization and Offering Expense Reimbursement

The Adviser has agreed to advance all of our organization and offering expenses on our behalf (including legal, accounting (including NAV calculation), printing, mailing, subscription processing and filing fees and offering expenses, including costs associated with technology integration between our systems and those of our participating broker-dealers, due diligence expenses of participating broker-dealers supported by itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating broker-dealers, reimbursements for customary travel, lodging and meals, and fees, expenses and taxes related to the filing, registration and qualification of our shares or the sale thereof under federal and state laws, but excluding ongoing servicing fees) through August 1, 2025, the first anniversary of the initial closing of our private offering. We are reimbursing the Adviser for all such advanced expenses ratably over the 60 months following August 1, 2025. For purposes of calculating our NAV, the organization and offering expenses paid by the Adviser on our behalf through such date will not be deducted as an expense until reimbursed by us. After August 1, 2025, we reimburse the Adviser for any organization and offering expenses associated with our private offering that it incurs on our behalf as and when incurred. The Adviser may elect to receive all or a portion of any such reimbursements in the form of cash or Class E shares. To the extent that the Adviser elects to receive any portion of these reimbursements in Class E shares, we may repurchase such Class E shares from the Adviser at a later date and such repurchases of Class E shares will not be subject to the repurchase limits of our share repurchase plan or any Early Repurchase Deduction.

As of December 31, 2025, the Company had $5.4 million of organizational and offering expenses payable to the Adviser.

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

The Adviser has agreed to advance certain operating costs and expenses, including Borrowing Costs (as defined herein), costs and expenses incurred pursuant to the Administration Agreement, and other expenses incurred on our behalf (but excluding organization and offering expenses), through December 31, 2024 (the “Operating Expense Commencement Date”). We are reimbursing the Adviser for all such advanced operating expenses ratably over the 60 months following such date. “Borrowing Costs” are the interest, fees and expenses arising out of borrowings made by us, including, but not limited to, costs associated with the establishment and maintenance of any of our credit facilities, other financing arrangements, or other indebtedness of ours (including commitment fees, accounting fees, legal fees, closing and other similar costs), whether or not any facilities, financing arrangements or indebtedness are implemented. For purposes of calculating our NAV, the operating costs and expenses paid by the Adviser on our behalf through the Operating Expense Commencement Date will not be deducted as an expense until reimbursed by us.

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

As of December 31, 2025, the Company had $2.8 million of operating expenses payable to the Adviser.

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

In our judgment, existing statutes and regulations have not had a material impact on our business. In recent years, legislators in the United States and in other countries have said that greater regulation of financial services firms is needed, particularly in areas such as risk management, leverage and disclosure. While we expect that additional new regulations in these areas will be adopted and existing ones may change in the future, it is not possible at this time to forecast the exact nature of any future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon our future business, financial condition, or results of operations or prospects.

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

The European Union is implementing a Directive to amend AIFMD (“AIFMD II”). AIFMD II will impose obligations including: (i) minimum substance considerations that EU regulators will need to take into account during the Alternative Investment Fund Managers (“AIFM”) authorization process; (ii) enhanced requirements around delegation, including additional reporting requirements in relation to delegation arrangements; (iii) new requirements applying to AIFMs managing funds that originate loans; (iv) increased investor pre-contractual disclosure requirements, notably around fees and charges; and (v) a prohibition on non-EU AIFMs and Alternative Investment Funds (“AIFs”) established in jurisdictions identified as “high risk” countries under the European Anti-Money Laundering Directive (as amended) or the revised EU list of non-cooperative tax jurisdictions. The final text of AIFMD II was published in the Official Journal of the European Union in March 2024, with AIFMD II due to be implemented by EU Member States from 2026. It is possible that AIFMD II may require additional costs, expenses and/or resources, as well as restricting or prohibiting certain activities, including in relation to loan-originating funds and managers or funds established in jurisdictions outside the EU identified as having anti-money laundering and/or tax failings.

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

As of December 31, 2025, we issued and sold 61,891,928 common shares, consisting of 25,337,865 Class B shares, 4,473,587 Class R shares, 15,866,705 Class J-1 shares, 3,372,058 Class J-2 shares, 5,115,912 Class J-4 shares, 1,107,327 Class S shares, 5,359,343 Class I shares and 1,259,131 Class E shares. Additionally, as of December 31, 2025, we had 8,625 Class E shares outstanding that were issued to the board of trustees as payment for 2024 fiscal year service.

Subsequent to December 31, 2025, we issued and sold 4,286,739 common shares, consisting of 857,010 Class B shares, 23,167 Class R shares, 172,707 Class J-1 shares, 48,240 Class J-2 shares, 925,725 Class J-4 shares, 427,975 Class S shares, 1,827,404 Class I shares and 4,511 Class E shares.

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

Risks Related to Our Business and Operations

We may be limited in the number and type of investments we make and the value of your investment in us will fluctuate with the performance of the specific assets we acquire.

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

Our business could be significantly affected by global and national economic and market conditions generally and by the local economic conditions where the properties securing our investments are concentrated. A return to a recessionary period, elevated inflation, adverse trends in employment levels, geopolitical instability or conflicts (including the hostilities between Russia and Ukraine, the ongoing and developing conflicts in the Middle East, or the recent U.S. military action in Venezuela and Iran, and other developing conflicts), trade or supply chain disruptions, economic or other sanctions, uncertainty regarding the breach of the U.S. debt ceiling or a sustained capital market correction could have an adverse effect on our business, including on the value of our investments and collateral securing our financing, which can impact our liquidity. Any deterioration of the real estate market as a result of these conditions may cause us to experience losses related to our assets and to sell assets at a loss.

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

Various social and political tensions in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. For example, the conflict between Russia and Ukraine, the ongoing and developing conflicts in the Middle East, the recent U.S. military action in Venezuela and Iran, and other developing conflicts, and resulting market volatility, could adversely affect our business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. In addition, other government actions, including sanctions, export controls, tariffs and trade wars, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. Since the inauguration of U.S. President Donald Trump in January 2025, the U.S. Government has announced tariff actions against certain imported goods, and has issued an “America First Trade Policy” memorandum that could lead to additional tariff and trade measures. Additionally, the U.S. Government imposes economic sanctions and trade restrictions against certain countries and persons from time to time. If the U.S. Government imposes such tariffs, sanctions, trade restrictions, or other measures against products and materials, it could have a material adverse impact on our business, financial condition, and results of operations. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods and have indicated a willingness to impose additional tariffs on U.S. products. Global trade disruption, significant introductions of trade barriers and bilateral trade frictions, together with any future downturns in the global economy resulting therefrom, could adversely affect our performance. We will continue to monitor developments and seek to manage our investments in a manner consistent with achieving our investment objectives, but there can be no assurance that we will be successful in doing so.

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

Rising inflation may materially and adversely affect our business. Inflation and rapid fluctuations in inflation rates have had in the past, any may in the future have, negative effects on the economies and financial markets, which may in turn affect the markets in which we invest. For example, wages and prices of inputs increase during periods of inflation, which negatively impact returns on investments. Governmental efforts to curb inflation often have negative effects on the level of economic activity. Depending on the inflation assumptions relating to the cash flows anticipated from the assets underlying our investments, as well as the manner in which asset revenue is determined with respect to such asset, returns from assets may vary as a result of changes in the rate of inflation. There can be no assurance that inflation will not become a serious problem in the future and have an adverse impact on our returns.

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

Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for our internal and hosted information technology systems, our systems are vulnerable to damages from any number of sources, including energy blackouts, natural disasters, terrorism, war, telecommunication failures and cybersecurity attacks, such as computer viruses, malware or unauthorized access. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. As a result of the emergence of new technologies, such as artificial intelligence (“AI”), cybersecurity attacks and other security threats have also become increasingly complex. We may also incur additional costs to remedy damages caused by such disruptions. Any compromise of our security could result in a violation of applicable privacy and other laws, unauthorized access to information of ours and others, significant legal and financial exposure, damage to our reputation among our borrowers, the tenants occupying the properties owned by our borrowers that secure our investments and our investors generally, and loss or misuse of the information and a loss of confidence in our security measures, any of which could harm our business.

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

Our business and operations could be adversely affected by developments in artificial intelligence.

We may incorporate, directly or through third-party vendors, the use of AI into our business and operations, and anticipate that usage and adoption of AI in the marketplace will continue to grow. Notwithstanding any preventative policies that aim to restrict or govern the use of AI, it is possible that they may be used in contravention of such policies or otherwise misused, and the data and/or outputs of AI could be inaccurate or otherwise flawed or inadequate. It is also possible that use of AI could result in the input of confidential information, and such information subsequently being exposed to other parties, and may be more susceptible to and increase the likelihood of cybersecurity incidents and threats. Such occurrences and events may affect use and reliance on AI, including by organizations connected to us and investments by us and our affiliates, and adversely affect us. Any such developments could impede business activities, strategies, or industries that relied on products or services that AI has caused to be noncompetitive or obsolete, including those of organizations connected to us and investments by us and our affiliates.

The legal and regulatory environment relating to AI is uncertain and rapidly evolving, in the U.S. and internationally, and includes regulation targeted specifically at AI, as well as provisions in intellectual property, privacy, consumer protection, employment and other laws applicable to the use of AI. These evolving laws and regulations could require changes in our implementation of AI, increase our compliance costs and the risk of non-compliance, and restrict or impede our ability to develop, adopt and deploy AI efficiently and effectively.

AI and its current and potential future applications, as well as the legal and regulatory frameworks in which they operate, continue to develop, and it is not possible to predict the full extent of current or future risks related thereto or the impact or risk of such evolving technology on our business at this time.

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

Our business may be adversely affected by the impact on the financial markets due to potential bank failures.

The closures of Silicon Valley Bank, Signature Bank and First Republic Bank in 2023, led to disruption and volatility. Potential bank failures in the United States and elsewhere could have far-reaching effects on the U.S. and other financial markets, including widespread failures of financial institutions, limited availability of credit, counterparty credit risks and adverse effects on issuers of debt and equity and other assets in which we invest and other instruments to which we have exposure, as well as the broader economy. Any or all of these developments may have a material adverse effect on us; for example, fluctuations in the market prices of securities and/or interest rates may adversely affect the value of our portfolio and/or increase the inherent risks associated with an investment in real estate-related assets. The ability of assets securing our investments to refinance may depend on their ability to obtain additional financing. Any deterioration of the global debt markets or the credit ratings of certain investors (including, without limitation, sovereign nations), any possible future failures of certain financial services companies or a significant rise in interest rates, taxes or market perception of counterparty default risk will likely significantly reduce investor demand for Company-level financing and similar types of liquidity for investment grade, high-yield, and senior and other types of bank debt. This, in turn, is likely to result in some potential lenders being unable or unwilling to finance new investments, to provide working capital or to provide financing for other purposes permitted under the Management Agreement or to be willing to provide such financing only on terms less favorable than those that had been available in the recent past. Certain U.S. banks have recently experienced liquidity issues related to, among other factors, rising interest rates. It is currently unknown the extent to which these events will affect the availability of financing for commercial real estate. While disruption in the capital markets could enhance our ability to originate or acquire debt investments on attractive terms, a component of our investment strategy rests on our ability to obtain financing for our investments and operations on terms accretive to our investment strategy. A lack of such financing would adversely affect our ability to achieve our investment objectives.

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

Given that Fortress and the Company qualify as “foreign persons” for purposes of CFIUS under DPA, certain investments made by the Company may be subject to review under CFIUS Regulations.

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

Uncertainty about U.S. federal initiatives could negatively impact our business, financial condition and results of operations.

There is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. The current U.S. presidential administration’s changes to U.S. policy may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know the impact of them.

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

We have entered into the GS Repurchase Facilities, the Atlas Repurchase Facility, the MS Repurchase Facilities, the NS Seller I Repurchase Facility and the Subsidiary Loan Agreement and, to the extent that we enter into future financing arrangements, such as warehouse repurchase facilities and credit facilities, to finance our acquisition and origination of commercial real estate debt and residential loans and assets, we are and in the future will be subject to various risks. For example, debt service requirements may deplete cash flows and relatively small changes in the overall value of investments will have a magnified impact on us. If an investment were unable to generate sufficient cash flow to meet principal and interest payments on its indebtedness, the value of our investment in such investment would be significantly reduced or even eliminated. The amount of debt financing may restrict the amount of funds available for distribution to investors.

Our GS Repurchase Agreements, Atlas Repurchase Agreement, MS Repurchase Agreement, the NS Seller I Repurchase Agreement and the Subsidiary Loan Agreement and, to the extent that we enter into additional financing arrangements in the future, each transaction under such financing arrangements will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate, but our financing subsidiaries remain exposed to the credit risk of each asset because they must purchase the asset from the applicable counterparty on a specified date. In addition, repurchase agreements, including the GS Repurchase Agreements, Atlas Repurchase Agreement, MS Repurchase Facilities and NS Seller I Repurchase Facility, involve the risk that the counterparty may liquidate the assets underlying the repurchase agreements following the occurrence of an event of default under the applicable repurchase agreement by us. Furthermore, the counterparty may require us to provide additional margin in the form of cash or other forms of collateral under the terms of the applicable repurchase agreement. In addition, the interest costs and other fees associated with repurchase agreement transactions may adversely affect our results of operations and financial condition, and, in some cases, we may be worse off than if we had not used such instruments.

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

We use borrowings, also known as leverage, to finance the acquisition of a portion of our investments with credit facilities and other borrowings, including the GS Repurchase Facilities, the Atlas Repurchase Facility, the MS Repurchase Facilities, the NS Seller I Repurchase Facility and the Subsidiary Loan Agreement (each as defined in this Annual Report). The use of leverage increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. If we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our common shares. If the value of our assets increases, leverage would cause the net asset value attributable to each of the classes of our common shares to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leverage would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common share distribution payments. Leverage is generally considered a speculative investment technique. Our ability to execute our strategy using leverage depends on various conditions in the financing markets that are beyond our control, including liquidity and credit spreads. In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of advisory fees payable to the Adviser.

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

We may incur a significant amount of debt through bank credit facilities (including term loans and revolving facilities), warehouse facilities and structured financing arrangements, public and private debt or bond issuances (including through securitizations), repurchase agreements (including the GS Repurchase Facilities, Atlas Repurchase Facility, the MS Repurchase Facilities and the NS Seller I Repurchase Facility) and derivative instruments, in addition to transaction or asset specific funding arrangements. We may also issue additional debt securities to fund our growth. The percentage and forms of direct or indirect leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders, the type of assets we are funding, whether the financing is recourse or non-recourse, debt restrictions contained in those financing arrangements and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. We may significantly increase the amount of leverage we utilize at any time without approval of our board of trustees. In addition, we may leverage individual assets at substantially higher levels.

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

In addition, many of these same issues may also apply to the GS Repurchase Facilities, Atlas Repurchase Facility, MS Repurchase Facilities and NS Seller I Repurchase Facility which we have in place and any future credit facilities. For example, the loan documents for the GS Repurchase Facilities, Atlas Repurchase Facility, MS Repurchase Facilities and NS Seller I Repurchase Facility include, and any future credit facilities may include, various coverage ratios, the continued compliance with which may not be completely within our control. If such coverage ratios are not met, the lenders under such credit facilities may declare any unfunded commitments to be terminated and declare any amounts outstanding to be due and payable. We may also rely on short-term financing that would be especially exposed to changes in availability.

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

The financial covenants in the GS Repurchase Facilities, the Atlas Repurchase Facility, the MS Repurchase Facilities, the NS Seller I Repurchase Facility and the Subsidiary Loan Agreement and in our future loan agreements may restrict our operating, origination, acquisition and divestiture activities, which may harm our financial condition and operating results. The GS Repurchase Facilities, the Atlas Repurchase Facility, the MS Repurchase Facilities, the NS Seller I Repurchase Facility and the Subsidiary Loan Agreement and future credit agreements we enter into in connection with incurring indebtedness may contain customary negative covenants, such as those that limit our ability, without the prior consent of the lender, to sell or otherwise transfer any ownership interest in an investment, incur additional indebtedness applicable to an investment, discontinue insurance coverage, dispose of or refinance loans and enter into transactions with affiliates. Additionally, our ability to borrow under the GS Repurchase Facilities, the Atlas Repurchase Facility, the MS Repurchase Facilities, the NS Seller I Repurchase Facility and the Subsidiary Loan Agreement and any future credit facility may be subject to financial and other covenants, including restrictions on the maximum availability, which may be based on cash flows of our investments securing such credit facilities, the payment of dividends, and overall restrictions on the amount of indebtedness we can incur. If we breach covenants in our debt agreements, the lenders could declare a default and require us to repay the debt immediately and, if the debt is secured, take possession of the asset or assets securing the loan.

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

Corporations are generally required to pay U.S. federal income tax on earnings. After tax earnings are then available for shareholder dividends. The maximum U.S. federal tax rate applicable to income from “qualified dividends” payable to United States shareholders that are individuals, trusts, or estates is currently 20%, plus the 3.8% Medicare investment tax surcharge. While dividends payable by REITs are generally not eligible for the qualified dividend reduced rates, shareholders that are individuals, trusts, or estates, and meet certain requirements, may generally deduct 20% of the aggregate amount of ordinary dividends from REITs. This deduction will generally cause the maximum tax rate for ordinary dividends from REITs to such shareholders to be 29.6%, plus the 3.8% Medicare investment tax surcharge.

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

Fortress has implemented an information security governance policy governing cybersecurity risk, which is designed to facilitate the protection of sensitive or confidential business, client, investor and any employee information that it stores or processes, and the maintenance of critical services and systems. Fortress’s cybersecurity program is managed by Fortress’s Chief Information Security Officer and Fortress’s Chief Information and Technology Officer (together, “Fortress IT Management”), who report to Fortress’s Chief Financial Officer. Fortress IT Management and their team are responsible for implementing Fortress’s monitoring and alert response processes, vulnerability management, changes made to its critical systems, including software and network changes, and various other technological and administrative safeguards. These processes and systems are designed to protect against unauthorized access of information, including by cyber-attacks, and Fortress’s policy and processes include, as appropriate, encryption, data loss prevention technology, authentication technology, entitlement management, access control, anti-virus and anti-malware software, and transmission of data over private networks. Fortress’s processes and systems aim to prevent or mitigate two main types of cybersecurity risk: first, cybersecurity risks associated with its physical and digital devices and infrastructure and second, cybersecurity risks associated with third parties, such as people and organizations who have access to its devices, infrastructure or confidential or sensitive information. The cybersecurity-control principles that form the basis of Fortress’s cybersecurity program are informed by the National Institute of Standards and Technology Cybersecurity Framework.

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

Governance and Oversight of Cybersecurity Risks

Fortress has developed an incident response framework to identify, assess and manage cybersecurity events. The framework is managed and implemented by Fortress’s Enterprise Security Steering Committee (the “ESSC”), a cross-functional management committee that includes its General Counsel, Chief Financial Officer, Chief Operating Officer, Chief Compliance Officer, Chief Human Resources Officer and Fortress IT Management. The ESSC is responsible for gathering information with respect to a cybersecurity incident, assessing its severity and potential responses, as well as communicating with business heads and senior management, as appropriate. This framework contemplates conducting simulated cybersecurity incident response exercises with members of senior management on an interim basis in coordination with external cyber counsel.

Fortress’s cybersecurity program, which is overseen by the ESSC, is managed by an internal team that is responsible for enterprise-wide cybersecurity strategy, policies, engineering and processes. The team is led by Fortress’s Chief Information and Technology Officer, who has over 30 years of experience advising on technology strategy, including digital transformation, cybersecurity, business analytics and infrastructure, and Fortress’s Chief Information Security Officer, who has over 20 years of experience in the information technology field with a focus on IT risk governance and management, information security, incident response capabilities and assessing effectiveness of controls. The ESSC meets regularly and forms cross-enterprise teams, as needed, to manage and implement key policies and initiatives of Fortress’s cybersecurity program.

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

Offering of Common Shares

Subscriptions to purchase our common shares may be made on an ongoing basis, but investors may only purchase our common shares pursuant to accepted subscription orders as of the first business day of each month (based on the prior month’s transaction price), and to be accepted, a subscription request must be received in good order at least five business days prior to the first business day of the month (unless waived by the Dealer Manager or our Adviser). A subscription order may be cancelled at any time before the time it has been accepted. As of December 31, 2025, we have received aggregate proceeds of $1.2 billion from the sale of our common shares through a private offering.

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

	Class B shares	Class R shares	Class J-1 shares	Class J-2 shares	Class J-3 shares	Class J-4 shares	Class J-5 shares	Class S shares	Class D shares	Class I shares	Class E shares
Transaction fees	—	Up to 3.50%	Up to 2.00%	Up to 2.00%	Up to 2.00%	Up to 2.00%	Up to 2.00%	Up to 3.50%	Up to 1.50%	—	—
Shareholder servicing fee (% of NAV)	—	0.85%	0.50%	0.25%	—	0.50%	—	0.85%	0.25%	—	—

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

The following table presents our monthly NAV per share for each class of our common shares for the period from June 4, 2024 (Date of Formation) through December 31, 2025:

	Class B shares	Class R shares	Class J-1 shares	Class J-2 shares	Class J-3 shares	Class J-4 shares	Class J-5 shares	Class S shares	Class D shares	Class I shares	Class E shares
August 31, 2024	$20.0000	$—	$—	$—	$—	$—	$—	$—	$—	$—	$20.0000
September 30, 2024	$20.0622	$—	$—	$—	$—	$—	$—	$—	$—	$20.0622	$20.0622
October 31, 2024	$20.0622	$—	$—	$—	$—	$—	$—	$—	$—	$20.0728	$20.0738
November 30, 2024	$20.2777	$—	$—	$—	$—	$—	$—	$—	$—	$20.2812	$20.2895
December 31, 2024	$20.0658	$19.9270	$—	$—	$—	$—	$—	$—	$—	$20.1462	$20.0625
January 31, 2025	$20.2377	$20.1296	$—	$—	$—	$—	$—	$—	$—	$20.3428	$20.1942
February 28, 2025	$20.1666	$20.0402	$20.0284	$20.0284	$—	$—	$—	$—	$—	$20.2869	$20.1524
March 31, 2025	$20.1489	$20.0140	$20.0219	$20.0021	$—	$—	$—	$—	$—	$20.2699	$20.1273
April 30, 2025	$20.1426	$20.0100	$20.0157	$20.0011	$—	$20.2625	$—	$—	$—	$20.2480	$20.1187
May 31, 2025	$20.1321	$19.9980	$20.0039	$19.9890	$—	$20.2556	$—	$20.2426	$—	$20.2378	$20.1081
June 30, 2025	$20.1667	$20.0314	$20.0375	$20.0224	$—	$20.2773	$—	$20.2705	$—	$20.2620	$20.1449
July 31, 2025	$20.1458	$20.0098	$20.0158	$20.0006	$—	$20.2418	$—	$20.2247	$—	$20.2192	$20.1243
August 31, 2025	$20.1590	$20.0215	$20.0276	$20.0124	$—	$20.2498	$—	$20.2314	$—	$20.2300	$20.1374
September 30, 2025	$20.1084	$19.9705	$19.9767	$19.9613	$—	$20.1924	$—	$20.1722	$—	$20.1707	$20.0869
October 31, 2025	$20.0772	$19.9368	$19.9431	$19.9277	$—	$20.1649	$—	$20.1441	$—	$20.1421	$20.0544
November 30, 2025	$20.1013	$19.9591	$19.9655	$19.9500	$—	$20.1833	$—	$20.1647	$—	$20.1625	$20.0775
December 31, 2025	$20.0745	$19.9319	$19.9383	$19.9226	$—	$20.1523	$—	$20.1319	$—	$20.1293	$20.0564

Holders

As of March 24, 2026, there were 1,351 holders of record of our Class B shares, 372 holders of record of our Class R shares, 506 holders of record of our Class J-1 shares, 5 holders of record of our Class J-2 shares, 253 holders of record of our Class J-4 shares, 125 holders of record of our Class S shares, 546 holders of record of our Class I shares and 52 holders of record of our Class E shares.

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

The Adviser may determine in its discretion whether any assets of the Company should be the subject of a write-down, write-off or write-up in connection with any distribution pursuant to and upon the occurrence of any event contemplated, and, notwithstanding anything to the contrary under “—Valuation of Investments”, any such assets that have been written off or written down to a de minimis amount will not be required to be valued by an independent valuation advisor.

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

Beginning on August 31, 2024, we declared monthly distributions for each class of our common shares, which are generally paid four days after month-end. The net distribution may vary for each class based on the applicable shareholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the Dealer Manager, for further remittance to the applicable distributor.

The following table details the total net distributions for each of our share classes for the year ended December 31, 2025:

Record Date	Class B	Class R	Class J-1	Class J-2	Class J-3	Class J-4	Class J-5	Class S	Class D	Class I	Class E
January 31, 2025	$0.1338	$0.1197	$—	$—	$—	$—	$—	$—	$—	$0.1128	$0.1338
February 28, 2025	0.1349	0.1206	0.1265	0.1307	—	—	—	—	—	0.1130	0.1349
March 31, 2025	0.1345	0.1203	0.1262	0.1303	—	—	—	—	—	0.1143	0.1345
April 30, 2025	0.1175	0.1034	0.1093	0.1135	—	0.1047	—	—	—	0.1127	0.1343
May 31, 2025	0.1260	0.1120	0.1178	0.1220	—	0.1132	—	0.1072	—	0.1216	0.1427
June 30, 2025	0.1258	0.1118	0.1176	0.1218	—	0.1131	—	0.1072	—	0.1215	0.1426
July 31, 2025	0.1260	0.1119	0.1178	0.1219	—	0.1056	—	0.1022	—	0.1152	0.1428
August 31, 2025	0.1301	0.1161	0.1219	0.1261	—	0.1110	—	0.1071	—	0.1209	0.1469
September 30, 2025	0.1302	0.1161	0.1220	0.1262	—	0.1121	—	0.1080	—	0.1218	0.1470
October 31, 2025	0.1340	0.1200	0.1258	0.1300	—	0.1096	—	0.1037	—	0.1183	0.1508
November 30, 2025	0.1339	0.1199	0.1257	0.1298	—	0.1103	—	0.1060	—	0.1205	0.1506
December 31, 2025	0.1381	0.1241	0.1299	0.1341	—	0.1148	—	0.1106	—	0.1251	0.1549
Total	$1.5649	$1.3960	$1.3404	$1.3864	$—	$0.9945	$—	$0.8521	$—	$1.4178	$1.7158

For the year ended December 31, 2025 and for the period from June 4, 2024 (Date of Formation) through December 31, 2024, we declared net distributions of $70.9 million and $5.2 million, respectively. The following table outlines the tax character of our distributions paid in 2025 and 2024 as a percentage of total distributions.

	Ordinary Income	Capital Gains	Return of Capital
Year ended December 31, 2025	100%	—%	—%
For the period from June 4, 2024 (Date of Formation) through December 31, 2024	100%	—%	—%

The Company intends for long-term cumulative distributions to be funded primarily from operating cash flows.

The following table details our distributions declared for the year ended December 31, 2025 and for the period from June 4, 2024 (Date of Formation) through December 31, 2024 ($ in thousands):

	Year Ended		For the period from June 4, 2024
	December 31, 2025		(Date of Formation) through December 31, 2024
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$42,727	60%	$4,014	77%
Reinvested in shares	28,142	40%	1,205	23%
Total distributions	$70,869	100%	$5,219	100%
Sources of Distributions
Cash flows from operating activities	$70,869	100%	$5,219	100%
Offering proceeds	—	—%	—	—%
Total sources of distributions	$70,869	100%	$5,219	100%
Cash flows from operating activities	$73,790		$5,610

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

The Early Repurchase Deduction may also be waived when required by law, regulation, or similar requirement.

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

For the year ended December 31, 2025, the Company repurchased 62,487 common shares, which includes 3,704 Class I shares and 58,966 Class E shares, for a total of $1.3 million. The Company had no unfulfilled repurchase requests during the year ended December 31, 2025.

Recent Sales of Unregistered Securities

As of December 31, 2025, we issued and sold 61,891,928 common shares, consisting of 25,337,865 Class B shares, 4,473,587 Class R shares, 15,866,705 Class J-1 shares, 3,372,058 Class J-2 shares, 5,115,912 Class J-4 shares, 1,107,327 Class S shares, 5,359,343 Class I shares and 1,259,131 Class E shares. Additionally, as of December 31, 2025, we had 8,625 Class E shares outstanding that were issued to the board of trustees as payment for 2024 fiscal year service. Except as previously reported by the Company on its quarterly report on Form 10-Q and current reports on Form 8-K, the Company did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act.

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

As of December 31, 2025, we have received aggregate proceeds of $1.2 billion from the sale of our common shares. The Company has primarily used the net proceeds to make investments in real estate debt and other investments as further described below under “Overall Portfolio.” The Company intends to continue selling common shares on a monthly basis.

Market Conditions and Trends

The Company’s businesses are materially affected by conditions in the financial markets and economic conditions in the United States and, to a lesser extent, elsewhere in the world.

During fiscal year 2025, the persistence of both elevated inflation and interest rates, in conjunction with geopolitical uncertainty (including the conflict between Russia and Ukraine, or the ongoing and developing conflicts in the Middle East, and other developing conflicts), and uncertainty around future capital availability continued to weigh on industry deal activity and market valuations.

Our business, focused on floating rate loans across CRE debt and residential loans and assets, continued to deploy significant capital across senior components of the capital structure. Our investors continue to benefit from the inflation-mitigating characteristics and long-term risk adjusted returns of our credit-focused diversified mortgage REIT strategy.

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

Recent Developments

Since December 31, 2025, and through and including the date hereof, we have (i) originated 15 CRE loans across the United States with an aggregate loan amount and outstanding principal amount of $339.2 million and $303.7 million, respectively, (ii) acquired an additional pool of nine residential bridge loans with a total loan amount and outstanding principal balance of $9.2 million and $3.5 million, respectively, (iii) funded an additional $3.3 million towards the principal balance of existing residential bridge loans, (iv) received $74.3 million related to the repayment of the outstanding principal balance of five CRE loans, (v) issued and sold an aggregate of 4,286,739 common shares in our private offering, resulting in proceeds of $86.2 million and (vi) amended the repurchase agreements as described below (see “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 12. Subsequent Events” and “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”).

Atlas Repurchase Facility

On January 14, 2026, a subsidiary of the Company, FCR DC JV Atlas Seller LLC, as seller (the “Atlas Seller”), and Atlas Securitized Products Investments 2, L.P., as administrative agent and buyer (“ASP”), Atlas Securitized Products Funding 1, L.P., Atlas Securitized Products Funding 2, L.P., Atlas Securitized Products Funding 3, L.P. and Atlas Securitized Products, L.P., each as a buyer, the Company, as guarantor and FCR DC JV Atlas Pledgor LLC, as equity pledgor entered into an second amendment (the “Second Amendment”) to the Master Repurchase Agreement, dated October 11, 2024 (as amended by that first amendment, dated April 23, 2025, and by the Second Amendment, together with the related transaction documents, the “Atlas Repurchase Agreement”). Pursuant to the Second Amendment, (i) the financing available in connection with the acquisition and origination by the Company of certain loans, as more particularly described in the Atlas Repurchase Agreement, was increased from an aggregate of $300 million to $450 million, (ii) Atlas Securitized Products Funding 1, L.P., Atlas Securitized Products Funding 2, L.P., Atlas Securitized Products Funding 3, L.P. and Atlas Securitized Products, L.P. were joined as buyers to the Atlas Repurchase Agreement and related Program Agreements (as defined therein) and (iii) Credit Events (as defined in the Atlas Repurchase Agreement) were removed as a condition precedent to Margin Deficits.

In connection with the Second Amendment, on January 14, 2026, the Company entered into a second amendment to guaranty, dated October 11, 2024 (the “Amended Atlas Guaranty”). Pursuant to the Amended Atlas Guaranty, the Company agreed to satisfy certain minimum adjusted net worth standards and certain liquidity requirements.

The Second Amendment and the Amended Atlas Guaranty contain various restrictions and covenants that are customary for similar agreements. The foregoing description is only a summary of the material provisions of the Second Amendment, the Atlas Repurchase Agreement and the Amended Atlas Guaranty and is qualified in its entirety by reference to the full text of the Second Amendment, the Atlas Repurchase Agreement and the Amended Atlas Guaranty, which are filed as Exhibits 10.45, Exhibits 10.16 and Exhibit 10.46, respectively, to this Annual Report and incorporated by reference herein.

MS Repurchase Facility

On March 12, 2026, a subsidiary of Fortress Credit Realty Income Trust (the “Company”), FCR MS Seller LLC, as seller (the “MS Seller”), Morgan Stanley Mortgage Capital Holdings LLC, as administrative agent (“Administrative Agent”) for Morgan Stanley Bank, N.A. and such other financial institutions from time to time party thereto as buyers (“MSBA” and, together with such other financial institutions from time to time party hereto, the “Buyers”) entered into an amendment (the “Amended MS Seller Repurchase Agreement”) to Master Repurchase and Securities Contract Agreement, dated July 24, 2025 (together with the related transaction documents and the Amended MS Seller Repurchase Agreement, the “MS Seller Repurchase Agreement”). Pursuant to the Amended MS Seller Repurchase Agreement, the financing available in connection with the acquisition and/or origination by the Company of certain loans as more particularly described in the MS Seller Repurchase Agreement was increased from an aggregate of $250 million to $500 million.

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

Fiscal Year 2025 Highlights

Operating Results

We declared monthly net distributions totaling $70.9 million for the fiscal year ended December 31, 2025. The details of our total returns are shown in the following table:

	Class B	Class R	Class J-1	Class J-2	Class J-3	Class J-4	Class J-5	Class S	Class D	Class I	Class E
Inception-to-Date Total Return (1)	8.56%	7.10%	6.22%	6.39%	—%	4.32%	—%	3.58%	—%	8.32%	9.07%

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

Investment Activity

For the year ended December 31, 2025, we originated the below senior secured CRE loans ($ in thousands):

Loan Type	Loan Amount (1)	Outstanding Principal	Fair Value	Weighted Average Interest Rate(2)	Weighted Average Maturity (years)	Weighted Average Maximum Maturity (years)(3)
Senior Loans	$1,916,279	$1,800,408	$1,800,408	SOFR + 3.67%	2.21	4.00
Mezzanine Loan	22,089	22,089	22,089	SOFR + 4.25%	1.00	3.00
Total	$1,938,368	$1,822,497	$1,822,497

(1)
Loan amount consists of outstanding principal balance plus unfunded loan commitments.
(2)
Represents weighted average interest rate of the most recent interest period in effect for each loan as of period end. As of December 31, 2025, loans earn interest at the one-month term Secured Overnight Financing Rate (“SOFR”) plus a spread and are subject to a weighted-average rate floor of 5.94%. Payment terms for all loans are interest only with principal due at maturity.

(3) Maximum maturity assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are subject to certain conditions as defined in the respective loan agreement.

The tables below detail the property type and geographic location of the properties securing our CRE loan investments originated during the year ended December 31, 2025 ($ in thousands):

	Year Ended December 31, 2025
Property Type	Fair Value	Percentage
Multifamily	$1,208,185	66.2%
Retail	140,139	7.7%
Hospitality	218,020	12.0%
Industrial	151,332	8.3%
Senior Housing	104,821	5.8%
Total	$1,822,497	100%

	Year Ended December 31, 2025
Geographic Location	Fair Value	Percentage
United States:
East	$737,080	40.5%
West	594,240	32.6%
South	486,647	26.7%
Midwest	4,530	0.2%
Total	$1,822,497	100%

On August 2, 2024, we entered into a subscription agreement for an equity investment in a conventional mortgage servicing rights portfolio (“MSR”). We have agreed to an aggregate capital commitment of $150.0 million and have funded $79.4 million as of December 31, 2025. The interest in the MSR portfolio represents $5.6 billion (unaudited) of unpaid principal balance on residential mortgage loans. The subscription agreement was executed in connection with a joint venture agreement with a third party. Pursuant to the joint venture operating agreement, most major decisions related to the joint venture, including acquisitions thereof, and its assets require the consent of the Company. The Company retains the unilateral right to cause the joint venture to take certain actions, including as to matters related to litigation, servicing and disposition of assets.

On December 20, 2024, we entered into a forward flow relationship with a non-bank lender to purchase newly originated bridge loans secured by mortgages on residential properties. As of December 31, 2025, our portfolio consisted of $27.7 million in residential bridge loans.

As of December 31, 2025, we have acquired the below tax lien investments ($ in thousands):

Location	Lien Count	Acquisition Date	Par Value	Fair Value
New Jersey	1,106	8/30/2024	$35,392	$35,263
Mississippi	1,433	9/4/2024	7,708	8,388
Colorado	1,750	10/23/2024	19,016	20,047
California	64,448	12/4/2024	67,386	70,974
Illinois	257	12/10/2024	5,946	5,921
New York	232	2/18/2025	4,430	4,224
Connecticut	631	4/28/2025	5,473	5,602
Ohio	163	4/28/2025	2,766	2,750
Florida	35,180	6/1/2025	214,964	214,326
Alabama	2	11/6/2025	118	118
Washington D.C.	16	11/6/2025	579	573
Massachusetts	22	11/6/2025	754	715
Maryland	3	11/6/2025	42	42
Total	105,243		$364,574	$368,943

Capital Activity and Financings

•
Raised proceeds of $1.0 billion from the sale of our common shares for the year ended December 31, 2025.
•
Drew an additional $374.5 million and repaid $140.9 million on the outstanding principal balance on the Revolving Credit Facility during the year ended December 31, 2025.
•
Drew an additional $1.2 billion and repaid $10.9 million on the outstanding principal balance on our Repurchase Facilities during the year ended December 31, 2025.

GS Repurchase Facilities

On August 16, 2024, a subsidiary of the Company, FCR GS Seller I LLC, as seller (the “GS Seller I”), and Goldman Sachs Bank USA, as purchaser (“Goldman Sachs”), entered into a Master Repurchase Agreement (as amended by that certain first amendment, dated December 18, 2024, that certain second amendment, dated May 6, 2025 and that certain third amendment, dated November 20, 2025, together with the related transaction documents, the “GS Seller I Repurchase Agreement”). On October 11, 2024, a subsidiary of the Company, FCR DC GS Seller III LLC, as seller (the “GS Seller III”), and Goldman Sachs, as purchaser, entered into a Master Repurchase Agreement (as amended by that certain first amendment, dated December 18, 2024, that certain second amendment, dated May 6, 2025 and that certain third amendment, dated November 20, 2025, together with the related transaction documents, the “GS Seller III Repurchase Agreement”). On December 18, 2024, a subsidiary of the Company, FCR Key GS Seller II LLC, as seller (the “GS Seller II” and, together with the GS Seller I and GS Seller III, the “GS Sellers”), and Goldman Sachs, as purchaser, entered into a Master Repurchase Agreement (as amended by that certain first amendment, dated May 6, 2025 and that certain second amendment, dated November 20, 2025, together with the related transaction documents, the “GS Seller II Repurchase Agreement”). The GS Repurchase Agreements provide financing of up to an aggregate of $1 billion in connection with the acquisition and/or origination by the Company of certain loans as more particularly described in the GS Repurchase Agreements. Subject to the terms and conditions thereof, the GS Repurchase Agreements provide for the purchase, sale and repurchase of commercial mortgage loans, related mezzanine loans and participation interests in such commercial mortgage loans satisfying certain conditions set forth in the GS Repurchase Agreements (collectively, the “GS Repurchase Facilities”).

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

Atlas Repurchase Facility

On October 11, 2024, a subsidiary of the Company, the Atlas Seller, and ASP, as administrative agent and buyer, entered into a Master Repurchase Agreement to finance the acquisition and origination by the Company of up to $450 million of certain loans as more particularly described in the Atlas Repurchase Agreement. Subject to the terms and conditions thereof, the Atlas Repurchase Agreement provides for the purchase, sale and repurchase of commercial mortgage loans, related mezzanine loans and participation interests in such commercial mortgage loans satisfying certain conditions set forth in the Atlas Repurchase Agreement (the “Atlas Repurchase Facility”).

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

MS Repurchase Facilities

On July 24, 2025, the MS Seller, Morgan Stanley, as administrative agent for MS Buyers entered into the MS Seller Repurchase Agreement. The MS Seller Repurchase Agreement provides financing of up to an aggregate of $500 million in connection with the acquisition and/or origination by the Company of certain loans as more particularly described in the MS Seller Repurchase Agreement. Subject to the terms and conditions thereof, the MS Seller Repurchase Agreement provides for the purchase, sale and repurchase of mortgage loans, mezzanine loans and participation interests in such mortgage loans satisfying certain conditions set forth in the MS Seller Repurchase Agreement (collectively, the “MS Repurchase Facility”).

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

In connection with the MS Seller Repurchase Agreement, the Company entered into a Guaranty and Indemnity agreement, dated July 24, 2025, under which the Company guarantees (the “MS Guaranty”) the obligations of the MS Seller under the MS Repurchase Agreement, provided, however, that the maximum liability of the Company pursuant to the MS Guaranty shall not exceed 25% of the then-outstanding principal amount of the MS Repurchase Facility. Notwithstanding the foregoing, such limitation on the Company’s MS Guaranty may be nullified in certain circumstances, including if the MS Seller or the Company become the subject of a voluntary or collusive involuntary proceeding under any bankruptcy, insolvency or similar law and for other customary insolvency related actions. The Company is also liable under the MS Guaranty for costs, expenses, damages and losses actually incurred by the MS Buyers or Morgan Stanley, in its capacity as administrative agent, resulting from customary “bad boy” events pertaining to the Company and/or the MS Seller as described in the MS Guaranty.

The MS Seller Repurchase Agreement and the MS Guaranty contain various restrictions and covenants that are customary for similar agreements, including financial covenants relating to the Company’s minimum net worth, liquidity and maximum leverage.

NS Seller I Repurchase Facility

On November 21, 2025, a subsidiary of the Company, FCR NS Seller I LLC, as seller (the “NS Seller I”), and Goldman Sachs, as buyer and as repo agent, entered into a Master Repurchase Agreement (together with the related transaction documents, the “NS Seller I Repurchase Agreement”). The NS Seller I Repurchase Agreement provides financing of up to an aggregate of $200 million in connection with the acquisition by the Company or an affiliate of the Company of certain loans as more particularly described in the NS Seller I Repurchase Agreement. Subject to the terms and conditions thereof, the NS Seller I Repurchase Agreement provides for the purchase, sale and repurchase of mortgage loans secured by residential, multi-family or commercial property satisfying certain conditions set forth in the NS Seller I Repurchase Agreement (collectively, the “NS Seller I Repurchase Facility”).

Advances under the NS Seller I Repurchase Agreement accrue interest at a per annum rate equal to Term SOFR for a one-month period plus a margin as agreed upon by Goldman Sachs and the NS Seller I for each transaction. The termination date of the NS Seller I Repurchase Agreement is November 21, 2027, as such date may be extended with availability for new transactions pursuant to a one-year extension option, subject to satisfaction of certain customary conditions in accordance with the NS Seller I Repurchase Agreement.

In connection with the NS Seller I Repurchase Agreement, the Company provided guaranties (the “NS Guaranty I”), under which the Company (i) guarantees losses associated with customary non-recourse carve-outs with respect to the Company and the NS Seller I and (ii) agrees to satisfy certain financial covenants including minimum net worth, liquidity and interest coverage and maximum leverage. The NS Guaranty I may become fully recourse to the Company up to the entire amount needed for the NS Seller I to repurchase the loans and interests in such loans comprising the New GS Repurchase Facility if the NS Seller I or the Company become the subject of a voluntary or involuntary proceeding under any bankruptcy, insolvency or similar law. The Company is also liable under the NS Guaranty I for costs, expenses, damages and losses actually incurred by Goldman Sachs resulting from customary “bad boy” events pertaining to the Company and/or the NS Seller I as described in the NS Guaranty I.

JPM Loan Agreement

On November 8, 2024, FCR TL Holdings LLC, an indirect, wholly-owned subsidiary of the Company (the “FCR TL”), as borrower, entered into a Loan and Security Agreement (as amended by that certain first amendment, dated May 1, 2025 and that certain second amendment, dated August 14, 2025, the “Subsidiary Loan Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “Administrative Agent”), pursuant to which, among other things, the lenders from time to time party thereto agreed to make loans and other financial accommodations available to FCR TL on an uncommitted basis in an aggregate principal amount not to exceed $300 million (the “Subsidiary Loan”). The obligations of FCR TL under the Subsidiary Loan Agreement is secured by substantially all of the assets of FCR TL and certain subsidiaries of FCR TL, which include tax liens, and a pledge of the equity interests of FCR TL held by a wholly-owned subsidiary of the Company. The Subsidiary Loan Agreement also contains various restrictions and covenants applicable to the FCR TL. Subject to the terms and conditions of the Subsidiary Loan Agreement, all amounts outstanding under the Subsidiary Loan Agreement will be due and payable in full on May 8, 2027, or such earlier date upon which the Subsidiary Loan Agreement shall terminate in accordance with the provisions thereof. Capitalized terms used herein and not otherwise defined herein shall have the meaning attributed to such terms in the Subsidiary Loan Agreement.

The obligations of FCR TL under the Subsidiary Loan Agreement are secured by, among other things, (i) substantially all of the assets of FCR TL and certain other direct and indirect subsidiaries of FCR TL, each of which has provided a guaranty of FCR TL’s obligations under the Subsidiary Loan Agreement, (ii) a pledge of the equity interests of FCR TL by its immediate parent entity, FCR TL Investors LLC, and (iii) all proceeds of the foregoing, in each case subject to certain exclusions set forth in the Subsidiary Loan Agreement and the other Subsidiary Loan Documents. Further, the Subsidiary Loan will bear interest at the greater of (i) a rate equal to daily simple SOFR and (ii) zero (0%), plus one point eight five percent (1.85%). At any time the outstanding borrowings under the Subsidiary Loan are at least 5% less than the Borrowing Base (as defined in the Subsidiary Loan Agreement), the Subsidiary Loan will bear interest at the greater of (i) a rate equal to daily simple SOFR and (ii) zero (0%), plus one point seven five percent (1.75%). The Subsidiary Loan is prepayable, in whole or in part, at any time without premium or penalty, in accordance with the terms of the Subsidiary Loan Agreement.

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

Overall Portfolio

As of December 31, 2025, our portfolio was comprised of the following:

Asset Type	Fair Value	Fair Value as % of Overall Portfolio
Commercial real estate loans	$2,177,027	82%
Tax liens	368,943	14%
Mortgage servicing rights	74,848	3%
Residential bridge loans	27,735	1%
Total	$2,648,553	100%

Results of Operations

The following table sets forth the results of our operations for the year ended December 31, 2025 and for the period from June 4, 2024 (Date of Formation) through December 31, 2024 ($ in thousands, except per share data):

	Year Ended	For the period from June 4, 2024 (Date of Formation) through
	December 31, 2025	December 31, 2024	Change $
Revenues
Interest income	$145,547	$9,880	$135,667
Total revenues	145,547	9,880	135,667

Expenses
Organizational costs	317	3,243	(2,926)
General and administrative	18,061	4,381	13,680
Management fee	8,369	—	8,369
Performance participation allocation	958	—	958
Total expenses	27,705	7,624	20,081

Other income (expense)
Interest expense	(53,057)	(2,299)	(50,758)
Net unrealized gain (loss) on investments	(4,744)	306	(5,050)
Net realized loss on investments	(1,791)	—	(1,791)
Other income	13,171	1,185	11,986
Total other income (expense)	(46,421)	(808)	(45,613)

Net income	71,421	1,448	69,973
Net income attributable to non-controlling interests	2,587	310	2,277
Net income attributable to common shareholders	$68,834	$1,138	$67,696

Revenues

Interest Income

Interest income increased $135.6 million for the year ended December 31, 2025 compared to the period from June 4, 2024 (Date of Formation) through December 31, 2024 from $9.9 million to $145.5 million, primarily due to the growth in our CRE loan portfolio from 19 to 92.

Expenses

Organizational costs

Organizational costs decreased $2.9 million for the year ended December 31, 2025 compared to the period from June 4, 2024 (Date of Formation) through December 31, 2024 from $3.2 million to $0.3 million, primarily as a result of incurring the majority of organizational costs in 2024 with the Company’s formation.

General and administrative

General and administrative expenses increased $13.7 million for the year ended December 31, 2025 compared to the period from June 4, 2024 (Date of Formation) through December 31, 2024 from $4.4 million to $18.1 million, primarily as a result of increased professional services expense in line with the Company's growth.

Management fee

Management fee expenses increased $8.4 million for the year ended December 31, 2025 compared to the period from June 4, 2024 (Date of Formation) through December 31, 2024 from $0 to $8.4 million, primarily as a result of fee waivers expiring in 2025.

Performance participation allocation

Performance participation allocation expense increased $1.0 million for the year ended December 31, 2025 compared to the period from June 4, 2024 (Date of Formation) through December 31, 2024 from $0 to $1.0 million, primarily as a result of fee waivers expiring in 2025.

Other income (expense)

Interest expense

Interest expense increased $50.8 million for the year ended December 31, 2025 compared to the period from June 4, 2024 (Date of Formation) through December 31, 2024 from $2.3 million to $53.1 million, primarily as a result of entering into additional repurchase facilities and drawing on the revolving credit facility subsequent to December 31, 2024.

Net unrealized gain (loss) on investments

Net unrealized gain (loss) on investments decreased $5.0 million for the year ended December 31, 2025 compared to the period from June 4, 2024 (Date of Formation) through December 31, 2024 from $0.3 million to $(4.7) million, primarily as a result of unrealized losses on the MSR portfolio.

Net realized loss on investments

Net realized loss on investments decreased $1.8 million for the year ended December 31, 2025 compared to the period from June 4, 2024 (Date of Formation) through December 31, 2024 from $0 to $1.8 million, primarily as a result of the resolution of tax lien investments in jurisdictions where upfront premiums are not recoverable, resulting in a write-off of the acquisition premium. These realized losses are consistent with our original underwriting assumptions. Income from resolved tax lien investments, subject to such realized losses, are included in interest income on the Company’s Consolidated Statements of Operations.

Other income

Other income increased $12.0 million for the year ended December 31, 2025 compared to the period from June 4, 2024 (Date of Formation) through December 31, 2024 from $1.2 million to $13.2 million, primarily as a result of money market interest earned and income related to an equity investment.

Net Asset Value

EA RESIG, LLC, a subsidiary of Eisner, calculates our NAV per share, which our Adviser subsequently reviews and confirms the calculations in connection therewith, in each case, in accordance with the valuation guidelines that have been approved by our board of trustees. Our total NAV presented in the following tables includes the NAV of our outstanding classes of common shares, which includes Class B, Class R, Class J-1 shares, Class J-2 shares, Class J-3 shares, Class J-4 shares, Class J-5 shares, Class S, Class D, Class I and Class E common shares. The following table provides a breakdown of the major components of our NAV as of December 31, 2025 ($ in thousands):

Components of NAV	Amount
Commercial real estate loan investments	$2,177,027
Investments in real estate-related assets	471,526
Cash and cash equivalents	213,124
Restricted cash	159,641
Other assets	33,748
Secured debt arrangements	(1,386,979)
Due to affiliate	(4,202)
Subscriptions received in advance	(36,016)
Revolving credit facilities	(295,078)
Distribution payable	(8,147)
Other liabilities	(60,711)
Non-controlling interests	(23,891)
Net Asset Value	$1,240,042
Number of outstanding shares (1)	61,901

(1) Includes 1,267,756 shares of common shares held by affiliates of the Adviser that are classified as redeemable common shares.

The following table provides a breakdown of our total NAV and NAV per share by class as of December 31, 2025 ($ in thousands, except per share data):

	NAV	Number of Outstanding Shares	NAV Per Share
Class B	$508,642	25,338	$20.0745
Class R	89,167	4,474	$19.9319
Class J-1	316,355	15,867	$19.9383
Class J-2	67,180	3,372	$19.9226
Class J-3	—	—	—
Class J-4	103,098	5,116	$20.1523
Class J-5	—	—	—
Class S	22,293	1,107	$20.1319
Class D	—	—	—
Class I	107,880	5,359	$20.1293
Class E(1)	25,427	1,268	$20.0564
Total	$1,240,042	61,901

(1) Class E shares are classified as redeemable common shares. The ability of the Class E holders to redeem the Class E shares for cash is outside of the Company’s control, therefore, the Company has classified these Class E shares that are held by an affiliate of the Company as redeemable common shares.

The following table reconciles equity per our Consolidated Balance sheets to our NAV ($ in thousands):

	December 31, 2025	December 31, 2024
Shareholder’s equity	$1,158,147	$200,656
Redeemable common shares	25,427	22,739
Total partners’ capital	1,183,574	223,395
Adjustments:
Accrued organization and offering costs	5,401	4,947
Deferred fees	896	1,129
Accrued shareholder servicing fee	50,171	1,713
NAV	$1,240,042	$231,184

Distributions

Beginning on August 31, 2024, we declared monthly distributions for each class of our common shares, which are generally paid four days after month-end. The net distribution may vary for each class based on the applicable shareholder servicing fee, which is deducted from the monthly distribution per share and paid directly to Fortress Wealth Solutions LLC, as dealer manager, for further remittance to the applicable distributor.

The following table details the total net distribution for each of our share classes for the year ended December 31, 2025:

Record Date	Class B	Class R	Class J-1	Class J-2	Class J-3	Class J-4	Class J-5	Class S	Class D	Class I	Class E
January 31, 2025	$0.1338	$0.1197	$—	$—	$—	$—	$—	$—	$—	$0.1128	$0.1338
February 28, 2025	0.1349	0.1206	0.1265	0.1307	—	—	—	—	—	0.1130	0.1349
March 31, 2025	0.1345	0.1203	0.1262	0.1303	—	—	—	—	—	0.1143	0.1345
April 30, 2025	0.1175	0.1034	0.1093	0.1135	—	0.1047	—	—	—	0.1127	0.1343
May 31, 2025	0.1260	0.1120	0.1178	0.1220	—	0.1132	—	0.1072	—	0.1216	0.1427
June 30, 2025	0.1258	0.1118	0.1176	0.1218	—	0.1131	—	0.1072	—	0.1215	0.1426
July 31, 2025	0.1260	0.1119	0.1178	0.1219	—	0.1056	—	0.1022	—	0.1152	0.1428
August 31, 2025	0.1301	0.1161	0.1219	0.1261	—	0.1110	—	0.1071	—	0.1209	0.1469
September 30, 2025	0.1302	0.1161	0.1220	0.1262	—	0.1121	—	0.1080	—	0.1218	0.1470
October 31, 2025	0.1340	0.1200	0.1258	0.1300	—	0.1096	—	0.1037	—	0.1183	0.1508
November 30, 2025	0.1339	0.1199	0.1257	0.1298	—	0.1103	—	0.1060	—	0.1205	0.1506
December 31, 2025	0.1381	0.1241	0.1299	0.1341	—	0.1148	—	0.1106	—	0.1251	0.1549
Total	$1.5649	$1.3960	$1.3404	$1.3864	$—	$0.9945	$—	$0.8521	$—	$1.4178	$1.7158

For the year ended December 31, 2025, we declared net distributions in the amount of $70.9 million. The Company intends for long-term cumulative distributions to be funded primarily from operating cash flows.

The following table details our distributions declared for the year ended December 31, 2025 ($ in thousands):

	Year Ended		For the period from June 4, 2024
	December 31, 2025		(Date of Formation) through December 31, 2024
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$42,727	60%	$4,014	77%
Reinvested in shares	28,142	40%	1,205	23%
Total distributions	$70,869	100%	$5,219	100%
Sources of Distributions
Cash flows from operating activities	$70,869	100%	$5,219	100%
Offering proceeds	—	—%	—	—%
Total sources of distributions	$70,869	100%	$5,219	100%
Cash flows from operating activities	$73,790		$5,610

Liquidity and Capital Resources

Liquidity

We believe we have sufficient liquidity to operate our business, with immediate liquidity comprised of cash and cash equivalents of $213.1 million and $461.9 million available borrowings under our repurchase facilities and revolving credit facility as of December 31, 2025 which may include borrowings secured by our existing portfolio. In addition to our immediate liquidity, we obtain incremental liquidity through the sale of our common shares, from which we generated proceeds of approximately $1.0 billion for the year ended December 31, 2025. In addition, we may incur indebtedness secured by our real estate and real estate debt investments, borrow money through unsecured financings, or incur other forms of indebtedness. We closely monitor our liquidity position and believe that we have sufficient current liquidity and access to additional liquidity to meet our financial obligations for at least the next 12 months.

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

Capital Resources

For the year ended December 31, 2025, we issued and sold 50,426,547 common shares, consisting of 15,921,594 Class B shares, 3,512,752 Class R shares, 15,866,705 Class J-1 shares, 3,372,058 Class J-2 shares, 5,115,912 Class J-4 shares, 1,107,327 Class S shares, 5,345,503 Class I shares and 184,696 Class E shares to accredited investors in our private offering, amounting to proceeds of $1.0 billion as payment for such shares, including shares issued pursuant to our distribution reinvestment plan. Additionally, we repurchased 62,487 common shares, including 3,704 Class I shares and 58,966 Class E shares, for $1.3 million.

As of December 31, 2025, we had received aggregate proceeds of $1.2 billion from the issuance and sale of common shares in our private offering. As of December 31, 2025, after giving effect to shares issued pursuant to our distribution reinvestment plan, share transfers, conversions, and repurchases we had an aggregate of 61,891,928 common shares outstanding, consisting of 25,337,865 Class B shares, 4,473,587 Class R shares, 15,866,705 Class J-1 shares, 3,372,058 Class J-2 shares, 5,115,912 Class J-4 shares, 1,107,327 Class S shares, 5,359,343 Class I shares and 1,259,131 Class E shares. Additionally, as of December 31, 2025, we had 8,625 Class E shares outstanding that were issued to the board of trustees as payment for 2024 fiscal year service.

Cash Flows

Cash flows provided by operating activities increased $68.2 million for the year ended December 31, 2025 compared to the period from June 4, 2024 (Date of Formation) through December 31, 2024 from $5.6 million to $73.8 million. The increase is primarily attributable to the growth of investments in commercial real estate loans and investments in real estate-related assets.

Cash flows used in investing activities increased $1.7 billion for the year ended December 31, 2025 compared to the period from June 4, 2024 (Date of Formation) through December 31, 2024 from $443.9 million to $2.2 billion. The increase is primarily attributable to increased fundings of commercial real estate loans from 19 to 92 and increased fundings of other real estate-related assets in the current year.

Cash flows provided by financing activities increased $1.6 billion for the year ended December 31, 2025 compared to the period from June 4, 2024 (Date of Formation) through December 31, 2024 from $635.1 million to $2.3 billion. The increase is primarily attributable to a $671.2 million increase in proceeds from the issuance of common shares and $1.2 billion increase from borrowings under our repurchase agreements and revolving credit facility in the current year.

Future Cash Requirements

The following table aggregates our contractual obligations and commitments as of December 31, 2025 ($ in thousands):

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Repurchase agreements and revolving credit facility	$1,688,132	$—	$1,485,782	$202,350	$—
MSR commitments	70,643	—	—	—	70,643
CRE loan commitments	122,278	11,913	110,364	—	—
Residential bridge loans	16,957	16,957	—	—	—
Advanced organizational and offering costs	5,401	687	2,455	2,259	—
Operating expense reimbursement	952	224	448	280	—
Total	$1,904,363	$29,781	$1,599,049	$204,889	$70,643

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

As of December 31, 2025, we had $2.2 billion of floating rate commercial real estate loans and $1.7 billion of floating rate outstanding borrowings.

The net interest income sensitivity analysis table presented below shows the estimated impact over a 12-month period of an instantaneous parallel shift in the yield curve, up and down by 100 basis points on our net interest income, assuming no changes in the composition of our commercial real estate loan investment portfolio and our outstanding borrowings in effect as of December 31, 2025. The analysis presented utilized assumptions, models and estimates of our Adviser based on our Adviser’s judgment and experience. Actual results could differ significantly from those estimated in the interest rate sensitivity table.

The estimated impacted on net interest income is as follows ($ in thousands):

	December 31, 2025
Change in Interest Rates	Projected Increase (Decrease) in Net Interest Income	Percentage Change in Projected Net Interest Income
+1.00%	$5,024	3.60%
-1.00%	$(7,777)	(5.57)%

Certain assumptions have been made in calculating the interest rate risk sensitivities and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The interest rate scenarios assume interest rates at December 31, 2025. Furthermore, while the analysis reflects the estimated impact of interest rate increases and decreases on a static portfolio, we actively manage the size and composition of our investments, which can result in material changes to our interest rate risk in the portfolio.

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

Valuation of liabilities not measured at fair value

As of December 31, 2025, our repurchase agreements and revolving credit facility are carried at cost which approximates fair value. Fair value of our indebtedness is estimated by modeling the cash flows required by our debt agreements and discounting them back to the present value using an estimated market yield. The inputs used in determining the fair value of our indebtedness are considered Level 3.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm (PCAOB ID 34)	104
Consolidated Balance Sheets as of December 31, 2025 and 2024	105
Consolidated Statements of Operations for the Year Ended December 31, 2025 and for the period from June 4, 2024 (Date of Formation) through December 31, 2024	106
Consolidated Statements of Changes in Equity for the Year Ended December 31, 2025 and for the period from June 4, 2024 (Date of Formation) through December 31, 2024	107
Consolidated Statements of Cash Flows for the Year Ended December 31, 2025 and for the period from June 4, 2024 (Date of Formation) through December 31, 2024	108
Notes to Consolidated Financial Statements	109
Schedule IV— Mortgage Loans on Real Estate	131

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trustees of Fortress Credit Realty Income Trust.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fortress Credit Realty Income Trust and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in equity, and cash flows for the year ended December 31, 2025, and for the period from June 4, 2024 (Date of Formation) through December 31, 2024, and the related notes and the schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025, and for the period from June 4, 2024 (Date of Formation) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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
March 24, 2026

We have served as the Company’s auditor since 2024.

Fortress Credit Realty Income Trust

Consolidated Balance Sheets

(in thousands, except per share data)

Assets	December 31, 2025	December 31, 2024
Commercial real estate loan investments, at fair value	$2,177,027	$370,401
Investments in real estate-related assets, at fair value	471,526	80,667
Cash and cash equivalents	213,124	83,766
Restricted cash	159,641	113,106
Other assets	33,748	4,796
Total assets	$3,055,066	$652,736
Liabilities and Equity
Liabilities
Repurchase facilities payable, net	$1,386,979	$231,934
Revolving credit facility, net	295,078	61,436
Subscriptions received in advance	36,016	105,063
Due to affiliate	60,670	7,121
Lender reserves	50,996	9,383
Accounts payable and accrued expenses	6,445	1,313
Distribution payable	8,147	2,761
Other liabilities	3,270	1,713
Total liabilities	1,847,601	420,724

Commitments and contingencies (Note 10)
Redeemable common shares (Note 6)	25,427	22,739

Equity
Common shares - Class B shares, $0.01 par value per share, 25,338 and 9,401 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	253	94
Common shares - Class R shares, $0.01 par value per share, 4,474 and 976 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	45	10
Common shares - Class J-1 shares, $0.01 par value per share, 15,867 and 0 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	159	—
Common shares - Class J-2 shares, $0.01 par value per share, 3,372 and 0 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	33	—
Common shares - Class J-4 shares, $0.01 par value per share, 5,116 and 0 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	51	—
Common shares - Class S shares, $0.01 par value per share, 1,107 and 0 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	11	—
Common shares - Class I shares, $0.01 par value per share, 5,359 and 18 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	53	—
Additional paid-in capital	1,163,658	204,633
Accumulated deficit	(6,116)	(4,081)
Total shareholders’ equity	1,158,147	200,656
Non-controlling interests	23,891	8,617
Total equity	1,182,038	209,273
Total liabilities and equity	$3,055,066	$652,736

See accompanying notes to the consolidated financial statements.

Fortress Credit Realty Income Trust

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended	For the period from June 4, 2024 (Date of Formation) through
	December 31, 2025	December 31, 2024
Revenues
Interest income	$145,547	$9,880
Total revenues	145,547	9,880

Expenses
Organizational costs	317	3,243
General and administrative	18,061	4,381
Management fee	8,369	—
Performance participation allocation	958	—
Total expenses	27,705	7,624

Other income (expense)
Interest expense	(53,057)	(2,299)
Net unrealized gain (loss) on investments	(4,744)	306
Net realized loss on investments	(1,791)	—
Other income	13,171	1,185
Total other income (expense)	(46,421)	(808)

Net income	71,421	1,448
Net income attributable to non-controlling interests	2,587	310
Net income attributable to common shareholders	$68,834	$1,138

Earnings per common share — basic and diluted — (Note 7)	$1.46	$0.25
Weighted-average common shares outstanding — basic and diluted — (Note 7)	47,174	4,557

See accompanying notes to the consolidated financial statements.

Fortress Credit Realty Income Trust

Consolidated Statements of Changes in Equity

(in thousands)

	Par Value
	Class B	Class R	Class J-1	Class J-2	Class J-4	Class S	Class I	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at June 4, 2024 (Date of Formation)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Common shares issued	91	10	—	—	—	—	3	205,813	—	205,917	—	205,917
Offering costs	—	—	—	—	—	—	—	(1,704)	—	(1,704)	—	(1,704)
Distribution reinvestment	—	—	—	—	—	—	—	559	—	559	—	559
Share class exchange	3	—	—	—	—	—	(3)	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	1,138	1,138	310	1,448
Distributions declared on common shares ($0.7083 gross per share)	—	—	—	—	—	—	—	—	(5,219)	(5,219)	—	(5,219)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	16,522	16,522
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(8,215)	(8,215)
Allocation to redeemable common shares	—	—	—	—	—	—	—	(35)	—	(35)	—	(35)
Balance as of December 31, 2024	94	10	—	—	—	—	—	204,633	(4,081)	200,656	8,617	209,273
Common shares issued	154	34	154	32	50	11	53	934,679	—	935,167	—	935,167
Offering costs	—	—	—	—	—	—	—	(829)	—	(829)	—	(829)
Distribution reinvestment	5	1	5	1	1	—	—	25,218	—	25,231	—	25,231
Common shares repurchased	—	—	—	—	—	—	—	(73)	—	(73)	—	(73)
Net income	—	—	—	—	—	—	—	—	68,834	68,834	2,587	71,421
Distributions declared on common shares ($1.7158 gross per share)	—	—	—	—	—	—	—	—	(70,869)	(70,869)	—	(70,869)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	62,548	62,548
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(47,661)	(47,661)
Purchase of non-controlling interests	—	—	—	—	—	—	—	—	—	—	(2,200)	(2,200)
Allocation to redeemable common shares	—	—	—	—	—	—	—	30	—	30	—	30
Balance as of December 31, 2025	$253	$45	$159	$33	$51	$11	$53	$1,163,658	$(6,116)	$1,158,147	$23,891	$1,182,038

See accompanying notes to the consolidated financial statements.

Fortress Credit Realty Income Trust

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended	For the period from June 4, 2024 (Date of Formation) through
	December 31, 2025	December 31, 2024
Cash flows from operating activities:
Net income	$71,421	$1,448
Adjustments to reconcile net income to net cash provided by operating activities:
Organizational costs	20	3,243
Amortization of deferred financing costs	1,844	60
Net unrealized (gain) loss on investments	4,744	(306)
Net realized loss on investments	1,791	—
Changes in assets and liabilities:
Increase in other assets	(14,763)	(2,323)
Increase in other liabilities/due to affiliate	8,733	3,488
Net cash provided by operating activities	73,790	5,610

Cash flows from investing activities:
Originations and fundings of commercial real estate loans	(1,829,584)	(370,401)
Principal repayment of commercial real estate loans	23,111	—
Fundings of other real estate-related investments	(668,020)	(111,488)
Proceeds received from other real-estate related investments	256,270	29,958
Change in lender reserves	42,917	8,079
Net cash used in investing activities	(2,175,306)	(443,852)

Cash flows from financing activities:
Borrowings under repurchase agreements	1,170,533	233,285
Repayments of repurchase agreements	(10,894)	—
Borrowings under revolving credit facility	374,480	61,591
Repayment of revolving credit facility	(140,864)	—
Proceeds from issuance of common shares	878,830	207,630
Proceeds from issuance of redeemable common shares	3,461	22,685
Offering costs paid	(227)	—
Repurchase of common shares	(213)	—
Payments of deferred financing costs	(6,412)	(1,567)
Subscriptions received in advance	36,016	105,063
Payment of distributions to common shares	(39,988)	(1,880)
Contributions from non-controlling interests	62,548	16,522
Distributions to non-controlling interests	(47,661)	(8,215)
Purchase of non-controlling interests	(2,200)	—
Net cash provided by financing activities	2,277,409	635,114
Net change in cash, cash equivalents and restricted cash	175,893	196,872

Cash, cash equivalents and restricted cash, beginning of period	196,872	—
Cash, cash equivalents and restricted cash, end of period	$372,765	$196,872

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$213,124	$83,766
Restricted cash	159,641	113,106
Total cash, cash equivalents and restricted cash	$372,765	$196,872

Supplemental disclosures:
Cash paid for interest	$47,200	$1,355

Non-cash investing and financing activities:
Issuance of Class E shares as payment of the board of trustees compensation	$175	$—
Share class exchange	$—	$3
Accrued shareholder servicing fee	$50,439	$1,713
Advanced offering costs due to affiliate	$434	$1,704
Other offering costs payable	$167	$—
Allocation to redeemable common shares	$(30)	$35
Repurchases payable	$1,042	$—
Distribution reinvestment for common shares	$25,218	$578
Distribution reinvestment for redeemable common shares	$264	$—
Accrued distributions	$8,147	$2,761

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

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

The Company’s fair value option elections will be made in accordance with the guidance in ASC 825, Financial Instruments, that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets. In the cases of loans and securities investments for which the fair value option is elected, loan origination fees and costs related to the origination or acquisition of the instrument should be immediately recognized in earnings on the Consolidated Statements of Operations within other income. Unrealized gains and losses on assets for which the fair value option has been elected are also reported in earnings without deferral. This is because under the fair value option, a lender reports the instrument at its exit price (i.e., the price that would be received to sell the instrument in an orderly transaction), which reflects the market’s assessment of the instrument’s cash flows and risks and does not include any entity-specific costs or fees.

The Company estimates fair value based on the best information available as of the date of the valuation. Should market conditions deteriorate, or should the Company’s assumptions change, further valuation adjustments may be required in future periods, and such adjustments could be material to the financial performance and cash flows of the Company.

Commercial Real Estate Loan Investments

CRE loan investments structured as senior loans are secured by the borrower’s interest in underlying real estate and are recorded at fair value. Changes in the fair value are recorded as net unrealized gain on investments in the Company’s Consolidated Statements of Operations.

Investments in Real Estate-Related Assets

Mortgage Servicing Rights

The Company has entered into a subscription agreement for an investment in a conventional mortgage servicing rights portfolio (“MSR”) and has agreed to purchase up to an aggregate of $150.0 million subscriptions. The subscription agreement was executed in connection with a joint venture agreement with a third party. Pursuant to the joint venture operating agreement, most major decisions related to the joint venture, including acquisitions thereof, and its assets require the consent of the Company. The Company also retains the unilateral right to cause the joint venture to take certain actions, including as to matters related to litigation, servicing and disposition of assets. The equity investments are recorded at fair value. Changes in the fair value are recorded as net unrealized gain (loss) on investments in the Company’s Consolidated Statements of Operations. The Company recognized $6.6 million and $0.1 million of income received from the equity investment during the year ended December 31, 2025 and for the period from June 4, 2024 (Date of Formation) through December 31, 2024, respectively, which is included in other income on the Company’s Consolidated Statements of Operations.

Residential Bridge Loans

The Company has entered into a forward flow relationship with a non-bank lender to purchase newly originated bridge loans secured by mortgages on residential properties. Upon purchase of residential bridge loans, the principal balance is recorded on the Consolidated Balance Sheets at fair value. Changes in the fair value are recorded as net unrealized gain (loss) on investments in the Company’s Consolidated Statements of Operations.

Tax Lien Investments

Tax lien investments are legal claims against a residential or commercial property of an individual that fails to pay property taxes owed to the local government. When the lien is issued, a certificate evidences the amount owed on the property plus interest and penalties due. The Company records bid deposits as a component of other assets on the Consolidated Balance Sheets, which are refunded by the municipality if the Company does not win the bid. As of December 31, 2025 and 2024, the Company recorded $0.4 million of bid deposits as a component of other assets on the Consolidated Balance Sheets. If the Company is subsequently awarded the lien certificate, the principal balance and accrued interest are recorded on the Consolidated Balance Sheets at fair value. Changes in the fair value are recorded as net unrealized gain (loss) on investments in the Company’s Consolidated Statements of Operations.

Repurchase Agreements

The Company may finance CRE loan investments using a repurchase agreement and secure these financing transactions with the CRE loan investments. The repurchase agreements are, therefore, treated as collateralized financing transactions and recorded at par value on the Consolidated Balance Sheets and corresponding interest income and expense are reported on a gross basis in the Consolidated Statements of Operations.

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

Valuation of liabilities not measured at fair value

As of December 31, 2025, the Company’s Repurchase Facilities (as defined below) and Revolving Credit Facility (as defined below) are carried at cost which approximates fair value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an estimated market yield. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.

Cash and Cash Equivalents

The Company held $213.1 million and $83.8 million of cash and cash equivalents as of December 31, 2025 and 2024, respectively, which represent cash on hand, cash held in banks and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk.

Restricted Cash

As of December 31, 2025 and 2024, restricted cash consists primarily of $36.0 million and $105.1 million, respectively, of cash received for subscriptions prior to the date in which the subscriptions are effective, which is held in a bank account controlled by the Company’s transfer agent but in the name of the Company. As of December 31, 2025 and 2024, other restricted cash of $123.6 million and $8.0 million, respectively, consist of amounts reserved to service loan interests due to the Company, cash collected and held in deposit accounts subject to Deposit Account Control Agreements, and holdbacks from transaction closing that are contractual due to be paid by the Company.

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

Lender Reserves

As of December 31, 2025 and 2024, the Company had $51.0 million and $9.4 million, respectively, in obligations related to lender reserves. Lender reserves primarily represent interest, tax and insurance on commercial real estate loans held by the Company on behalf of the borrower and are presented on the Consolidated Balance Sheets as a liability.

Revenue Recognition

Interest income on loans and financial instruments is accrued based on the outstanding principal amount and contractual terms of the instrument. Origination fees are recorded directly in income in the Consolidated Statements of Operations within interest income and are not deferred.

Redeemable Common Shares

The Company classifies common shares held by an affiliate of the Company as redeemable common shares on the Consolidated Balance Sheets at the greater of their carrying amount or their redemption value. Redemption value is determined based on the Company’s NAV per share of the applicable share class as of the reporting date. Changes in the fair value of redeemable common shares are recorded to additional paid-in capital.

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

Organization and Offering Expense Reimbursement

The Adviser has agreed to advance all of the Company’s organization and offering expenses on the Company’s behalf (including legal, accounting (including NAV calculation), printing, mailing, subscription processing and filing fees and offering expenses, including costs associated with technology integration between the Company’s systems and those of the Company’s participating broker-dealers, due diligence expenses of participating broker-dealers supported by itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating broker-dealers, reimbursements for customary travel, lodging and meals, and fees, expenses and taxes related to the filing, registration and qualification of the Company’s shares or the sale thereof under federal and state laws, but excluding ongoing servicing fees) through August 1, 2025, the first anniversary of the initial closing of the Company’s private offering. The Company is reimbursing the Adviser for all such advanced expenses in equal installments over the 60 month period that began on August 1, 2025. For purposes of calculating our NAV, the organization and offering expenses paid by the Adviser on our behalf through such date will not be deducted as an expense until reimbursed by us. The Adviser may elect to receive all or a portion of any such reimbursements in the form of cash or Class E shares. To the extent that the Adviser elects to receive any portion of these reimbursements in Class E shares, the Company may repurchase such Class E shares from the Adviser at a later date and such repurchases of Class E shares will not be subject to the repurchase limits of the Company’s share repurchase plan or any Early Repurchase Deduction.

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

Segment Reporting

The Company operates and reports its business as a single reportable segment, which includes originating, acquiring, managing and investing in CRE Debt and other real-estate related assets. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM makes key operating decisions, evaluates financial results, and allocates resources at the consolidated level for the entire portfolio based on consolidated revenues, expenses, and net income as reported on the Consolidated Statements of Operations. Accordingly, the Company has a single operating and reportable segment and the CODM evaluates profitability using net income. Net income is used by the CODM in assessing the operating performance of the segment. All expense categories in the Consolidated Statements of Operations are significant and there are no significant segment expenses that require disclosure.

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

3. Commercial Real Estate Loan Investments

The table below summarizes the Company’s commercial real estate loan investments as of December 31, 2025 and 2024 ($ in thousands):

Loan Type	Loan Amount (1)	Outstanding Principal	Fair Value	Weighted Average Interest Rate(2)	Weighted Average Maturity (years)	Weighted Average Maximum Maturity (years)(3)
December 31, 2025
Senior Loans	$2,277,216	$2,154,938	$2,154,938	SOFR + 3.71%	2.26	4.12
Mezzanine loan(4)	22,089	22,089	22,089	SOFR + 4.25%	1.00	3.00
Total	$2,299,305	$2,177,027	$2,177,027
December 31, 2024
Senior Loans	$387,415	$370,401	$370,401	SOFR + 3.91%	2.49	4.68
Total	$387,415	$370,401	$370,401

(1)
Loan amount consists of outstanding principal balance plus unfunded loan commitments.
(2)
Represents weighted average interest rate of the most recent interest period in effect for each loan as of period end. As of December 31, 2025, loans earn interest at the one-month term Secured Overnight Financing Rate (“SOFR”) plus a spread and are subject to a weighted average rate floor of 7.22%. Payment terms for all loans are interest only with principal due at maturity.
(3)
Maximum maturity assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are subject to certain conditions as defined in the respective loan agreement.
(4)
Mezzanine loan is subordinate to a senior loan held by the Company.

The tables below detail the property type and geographic location of the properties securing the Company’s commercial real estate loan investments as of December 31, 2025 and 2024 ($ in thousands):

	December 31, 2025		December 31, 2024
Property Type	Fair Value	Percentage	Fair Value	Percentage
Multifamily	$1,488,577	68.4%	$287,676	77.7%
Retail	190,553	8.8%	59,000	15.9%
Hospitality	241,744	11.0%	23,725	6.4%
Industrial	151,332	7.0%	—	—%
Senior Housing	104,821	4.8%	—	—%
Total	$2,177,027	100%	$370,401	100%

	December 31, 2025		December 31, 2024
Geographic Location	Fair Value	Percentage	Fair Value	Percentage
United States:
East	$825,006	37.9%	$97,426	26.3%
Midwest	4,530	0.2%	—	—%
West	720,580	33.1%	133,200	36.0%
South	626,911	28.8%	139,775	37.7%
Total	$2,177,027	100%	$370,401	100%

The weighted average loan-to-value ratio, a metric utilized in the fair value measurement of the Company’s commercial real estate loan investments, for the Company’s loan investments was approximately 70.28% as of December 31, 2025.

4. Investments in Real Estate-Related Assets

Mortgage Servicing Rights

As of December 31, 2025 and 2024, the Company’s equity interest in a MSR portfolio was $79.4 million and $9.5 million, respectively. As of December 31, 2025 and 2024, the fair value of the MSR portfolio was $74.8 million and $9.8 million, respectively. The interest in the MSR portfolio represents $5.6 billion (unaudited) of unpaid principal balance on residential mortgage loans.

Residential Bridge Loans

The following table details the Company’s investment in residential bridge loans as of December 31, 2025 ($ in thousands):

Number of Loans	Loan Amount(1)	Outstanding Principal	Fair Value	Interest Rate	Maximum Maturity Date(2)
64	$44,692	$27,735	$27,735	10.00%	10/31/2026

(1)
Loan amount consists of outstanding principal balance plus unfunded loan commitments.

(2)
Maximum maturity date assumes all extension options are exercised.

The following table details the Company’s investment in residential bridge loans as of December 31, 2024 ($ in thousands):

Number of Loans	Loan Amount(1)	Outstanding Principal	Fair Value	Interest Rate	Maximum Maturity Date(2)
3	$5,979	$2,750	$2,750	10.00%	8/19/2025

(1)
Loan amount consists of outstanding principal balance plus unfunded loan commitments.

(2)
Maximum maturity date assumes all extension options are exercised.

Tax Lien Investments

As of December 31, 2025, the Company held the following tax lien investments ($ in thousands):

Location	Lien Count	Acquisition Date	Par Value	Fair Value
New Jersey	1,106	8/30/2024	$35,392	$35,263
Mississippi	1,433	9/4/2024	7,708	8,388
Colorado	1,750	10/23/2024	19,016	20,047
California	64,448	12/4/2024	67,386	70,974
Illinois	257	12/10/2024	5,946	5,921
New York	232	2/18/2025	4,430	4,224
Connecticut	631	4/28/2025	5,473	5,602
Ohio	163	4/28/2025	2,766	2,750
Florida	35,180	6/1/2025	214,964	214,326
Alabama	2	11/6/2025	118	118
Washington D.C.	16	11/6/2025	579	573
Massachusetts	22	11/6/2025	754	715
Maryland	3	11/6/2025	42	42
Total	105,243		$364,574	$368,943

As of December 31, 2024, the Company held the following tax lien investments ($ in thousands):

Location	Lien Count	Acquisition Date	Par Value	Fair Value
New Jersey	869	8/30/2024	$16,668	$16,667
Mississippi	691	9/4/2024	3,217	3,458
Colorado	1,000	10/23/2024	7,213	7,797
California	34,995	12/4/2024	36,152	37,655
Illinois	265	12/10/2024	2,484	2,505
Total	37,820		$65,734	$68,082

As of December 31, 2025 and 2024, the Company recorded $0.4 million of bid deposits as a component of other assets on the Consolidated Balance Sheets.

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

On November 20, 2025, (i) GS Seller I and Goldman Sachs as purchaser, entered into a third amendment to the GS Seller I Repurchase Agreement, as previously amended on December 18, 2024 and May 6, 2025 (together with the related transaction documents, the “Third Amended GS Seller I Repurchase Agreement”), (ii) GS Seller III and Goldman Sachs, as purchaser, entered into a third amendment to the GS Seller III Repurchase Agreement, as previously amended on December 18, 2024 and May 6, 2025 (together with the related transaction documents, the “Third Amended GS Seller III Repurchase Agreement”) and (iii) GS Seller II and Goldman Sachs, as purchaser entered into a second amendment to the GS Seller II Repurchase Agreement, as previously amended on May 6, 2025 (together with the related transaction documents, the “Second Amended GS Seller II Repurchase Agreement” and, together with the Third Amended GS Seller I Repurchase Agreement and Third Amended GS Seller III Repurchase Agreement, the “Amended Existing GS Repurchase Agreements”). Pursuant to the Amended Existing GS Repurchase Agreements, the financing available in connection with the acquisition and/or origination by the Company of certain loans, as more particularly described in the Amended Existing GS Repurchase Agreements, was increased to an aggregate amount not to exceed $1 billion.

In connection with the Amended Existing GS Repurchase Agreements, on November 20, 2025, the Company entered into a second amendment to guaranty with respect to each of the Third Amended GS Seller I Repurchase Agreement, the Third Amended GS Seller III Repurchase Agreement and the Second Amended GS Seller II Repurchase Agreement, each dated as of the date of the applicable Amended Existing GS Repurchase Agreement (collectively, the “Amended Existing GS Guaranties”). Pursuant to the Amended Existing GS Guaranties, certain financial covenants were amended to reflect the Company’s current status, including to require (i) Tangible Net Worth (as defined in the Amended Existing GS Guaranties) of not less than $750,000,000; provided, that, from and after the date on which the Company has closed not less than $1,500,000,000 of capital commitments, the Company will be required to maintain a Tangible Net Worth not less than $1,000,000,000 and (ii) Liquidity (as defined in the Amended Existing GS Guaranties) of not below the greater of (A) $10,000,000 and (B) ten percent of the sum of purchase price of certain purchased assets, with respect to clause (B) not to exceed $45,000,000 as of such date.

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

NS Seller I Repurchase Facility

On November 21, 2025, a subsidiary of the Company, FCR NS Seller I LLC, as seller (the “NS Seller I”), and Goldman Sachs, as buyer and as repo agent, entered into a Master Repurchase Agreement (together with the related transaction documents, the “NS Seller I Repurchase Agreement”). The NS Seller I Repurchase Agreement provides financing of up to an aggregate of $200 million in connection with the acquisition by the Company or an affiliate of the Company of certain loans as more particularly described in the NS Seller I Repurchase Agreement. Subject to the terms and conditions thereof, the NS Seller I Repurchase Agreement provides for the purchase, sale and repurchase of mortgage loans secured by residential, multi-family or commercial property satisfying certain conditions set forth in the NS Seller I Repurchase Agreement (collectively, the “NS Seller I Repurchase Facility”).

Advances under the NS Seller I Repurchase Agreement accrue interest at a per annum rate equal to Term SOFR for a one-month period plus a margin as agreed upon by Goldman Sachs and the NS Seller I for each transaction. The termination date of the NS Seller I Repurchase Agreement is November 21, 2027, as such date may be extended with availability for new transactions pursuant to a one-year extension option, subject to satisfaction of certain customary conditions in accordance with the NS Seller I Repurchase Agreement.

In connection with the NS Seller I Repurchase Agreement, the Company provided guaranties (the “NS Guaranty I”), under which the Company (i) guarantees losses associated with customary non-recourse carve-outs with respect to the Company and the NS Seller I and (ii) agrees to satisfy certain financial covenants including minimum net worth, liquidity and interest coverage and maximum leverage. The NS Guaranty I may become fully recourse to the Company up to the entire amount needed for the NS Seller I to repurchase the loans and interests in such loans comprising the NS Seller I Repurchase Facility if the NS Seller I or the Company become the subject of a voluntary or involuntary proceeding under any bankruptcy, insolvency or similar law. The Company is also liable under the NS Guaranty I for costs, expenses, damages and losses actually incurred by Goldman Sachs resulting from customary “bad boy” events pertaining to the Company and/or the NS Seller I as described in the NS Guaranty I.

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

Facility was increased from $300 million to $400 million and certain other legacy defined terms that no longer apply, were removed.

The table below summarizes the Company’s Repurchase Facilities and Revolving Credit Facility borrowings as of December 31, 2025 ($ in thousands):

	Principal Outstanding Balance as of December 31, 2025	Maximum Facility Size	Weighted Average Interest Rate	Maturity Date
Repurchase Facilities:
GS Seller I Repurchase Facility	$784,949	$859,027	6.23%	8/16/2027
GS Seller II Repurchase Facility	57,180	57,180	6.07%	8/16/2027
GS Seller III Repurchase Facility	83,793	83,793	6.20%	8/16/2027
Atlas Repurchase Facility	264,653	300,000	6.19%	10/11/2027
Morgan Stanley Repurchase Facility	202,350	250,000	5.62%	7/24/2029
NS Seller I Repurchase Facility	—	200,000	—%	11/21/2027
Total Repurchase Facilities	1,392,925	1,750,000
Deferred Financing Costs, net	(5,946)
Total Repurchase Facilities, net	1,386,979
Revolving Credit Facility:
JPM Revolving Credit Facility	295,207	400,000	6.11%	5/8/2027
Deferred Financing Costs, net	(129)
Revolving Credit Facility, net	295,078
Total	$1,682,057	$2,150,000

The table below summarizes the Company’s Repurchase Facilities and Revolving Credit Facility borrowings as of December 31, 2024 ($ in thousands):

	Principal Outstanding Balance as of December 31, 2024	Maximum Facility Size	Weighted Average Interest Rate	Maturity Date
Repurchase Facilities:
GS Seller I Repurchase Facility	$159,146	$439,887	6.71%	8/16/2027
GS Seller II Repurchase Facility	25,605	25,605	6.37%	8/16/2027
GS Seller III Repurchase Facility	34,508	34,508	6.72%	8/16/2027
Atlas Repurchase Facility	14,027	200,000	7.10%	10/11/2027
Total Repurchase Facilities	233,286	700,000
Deferred Financing Costs, net	(1,352)
Total Repurchase Facilities, net	231,934
Revolving Credit Facility:
JPM Revolving Credit Facility	61,591	179,061	6.50%	5/8/2027
Deferred Financing Costs, net	(155)
Revolving Credit Facility, net	61,436
Total	$293,370	$879,061

The table below shows the aggregate amount of maturities of our outstanding borrowings over the next five years and thereafter as of December 31, 2025 ($ in thousands):

Year	Repurchase Facilities	Revolving Credit Facility
2026	$—	$—
2027	1,190,575	295,207
2028	—	—
2029	202,350	—
2030	—	—
Thereafter	—	—
Total	$1,392,925	$295,207

The Company is subject to various financial and operational covenants under the repurchase facilities and revolving credit facility. These covenants require the Company to maintain certain financial ratios, which include leverage and fixed charge coverage, among others. As of December 31, 2025, the Company was in compliance with all of its loan covenants.

6. Equity and Non-Controlling Interests

Authorized Capital

As of December 31, 2025, the Company had the authority to issue an unlimited number of preferred shares and 11 classes of common shares including Class B, Class R, Class J-1, Class J-2, Class J-3, Class J-4, Class J-5, Class S, Class D, Class I and Class E. Class E shares are classified as redeemable common shares on the Company’s Consolidated Balance Sheets. Each class of common shares and preferred shares has a par value of $0.01. The Company’s board of trustees has the ability to establish the preferences and rights of each class or series of preferred shares, without shareholder approval, and as such, it may afford the holders of any series or class of preferred shares preferences, powers and rights senior to the rights of holders of common shares. The differences among the common share classes relate to ongoing servicing fees, management fees, performance participation allocation and share repurchase rights. Other than differences in fees and repurchase rights, each class of common shares has the same economic and voting rights.

Common Shares

For the period from June 4, 2024 (Date of Formation) through December 31, 2025, the below table details the movement in the Company’s outstanding common shares (in thousands):

	Class B	Class R	Class J-1	Class J-2	Class J-4	Class S	Class I	Class E	Total
June 4, 2024 (Date of Formation)	—	—	—	—	—	—	—	—	—
Common shares issued	9,123	976	—	—	—	—	268	1,132	11,499
Distribution reinvestment	28	—	—	—	—	—	—	1	29
Class transfers	250	—	—	—	—	—	(250)	—	—
Common shares repurchased	—	—	—	—	—	—	—	—	—
December 31, 2024	9,401	976	—	—	—	—	18	1,133	11,528
Common shares issued	15,447	3,445	15,413	3,241	5,043	1,092	5,304	181	49,166
Distribution reinvestment	475	68	454	131	73	15	41	13	1,270
Class transfers	15	(15)	—	—	—	—	—	—	—
Common shares repurchased	—	—	—	—	—	—	(4)	(59)	(63)
December 31, 2025	25,338	4,474	15,867	3,372	5,116	1,107	5,359	1,268	61,901

Redeemable Common Shares

Affiliates of the Adviser hold Class E shares of the Company. See Note 9 - Related Party Transactions for further details on related party share ownership. The ability of the Class E holders to redeem the Class E shares for cash is outside of the Company’s control. Therefore, the Company has classified these Class E shares that are held by affiliates of the Adviser as redeemable common shares outside of equity on the Company’s Consolidated Balance Sheets. The Company received proceeds from the issuance of redeemable common shares of $3.7 million for the year ended December 31, 2025 and $22.7 million for the period from June 4, 2024 (Date of Formation) through December 31, 2024. As of December 31, 2025 and 2024, the Company had 1,267,756 and 1,133,401 redeemable common shares issued and outstanding, respectively.

The redeemable common shares are recorded at the greater of (i) their carrying amount, or (ii) their redemption value, which is equivalent to the fair value of the shares at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment of $(29,503) and $35,019 during the year ended December 31, 2025 and for the period from June 4, 2024 (Date of Formation) through December 31, 2024, respectively.

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

Other than as described for redeemable common shares, Company is not obligated to repurchase any shares, including shares held by the Adviser acquired as payment of the Adviser’s management fee or performance fee, and may choose to repurchase fewer shares than have been requested to be repurchased, or none at all, in its discretion at any time. Further, the Company’s board of trustees may make exceptions to, modify or suspend the Company’s share repurchase plan (including to make exceptions to the repurchase limitations or purchase fewer shares than such repurchase limitations) if it deems such action to be in the Company’s best interest. In the event that the Company determines to repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the quarter will be repurchased on a pro rata basis.

During the year ended December 31, 2025, the Company repurchased 62,487 common shares, including 3,704 Class I shares and 58,966 Class E shares, for $1.3 million. The Company had no repurchase requests from June 4, 2024 (Date of Formation) through December 31, 2024. The Company had no unfulfilled repurchase requests during the year ended December 31, 2025 and for the period from June 4, 2024 (Date of Formation) through December 31, 2024.

Distributions

The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income in accordance with GAAP, to its shareholders each year to comply with the REIT provisions of the Code. Each class of common shares receive the same gross distribution per share during the period.

The tables below detail the aggregate distributions declared for each applicable class of common shares for the year ended December 31, 2025 and for the period from June 4, 2024 (Date of Formation) through December 31, 2024:

	Year Ended December 31, 2025
	Class B	Class R	Class J-1(1)	Class J-2(1)	Class J-4(1)	Class S(1)	Class I	Class E
Aggregate net distributions declared per share of common shares	$1.5649	$1.3960	$1.3404	$1.3864	$0.9945	$0.8521	$1.4178	$1.7158

	For the period from June 4, 2024 (Date of Formation) through December 31, 2024
	Class B	Class R(2)	Class J-1	Class J-2	Class J-4	Class S	Class I(2)	Class E
Aggregate net distributions declared per share of common shares	$0.7083	$0.2265	$—	$—	$—	$—	$0.6083	$0.7083

(1)
Shares were outstanding for a portion of the year ended December 31, 2025.
(2)
Shares were outstanding for a portion of the period from June 4, 2024 (Date of Formation) through December 31, 2024.

Non-controlling Interests

On November 30, 2025, the Company acquired the remaining 10.0% non-controlling interest in FCR Key JV, LLC for total cash consideration of $2.2 million, consisting entirely of payments to the former non-controlling interest holder. As a result of the transaction, FCR Key JV, LLC became a wholly-owned subsidiary of the Company. Because the Company controlled FCR Key JV, LLC prior to the transaction, the acquisition of the non-controlling interest was accounted for as an equity transaction and resulted in a reduction to non-controlling interests of $2.2 million in the Consolidated Statements of Changes in Equity.

As of December 31, 2025, the Company had one entity with non-controlling interests which the Company consolidates. As of December 31, 2025, total equity of the joint venture was $158.4 million, of which the Company owned $134.5 million and the remaining $23.9 million was allocated to non-controlling interests.

As of December 31, 2024, the Company had two entities with non-controlling interests which the Company consolidates. As of December 31, 2024, the Company's joint ventures' total equity was $61.1 million, of which the Company owned $52.5 million and the remaining $8.6 million was allocated to non-controlling interests.

Share Based Compensation

The Company accrued $0.3 million and $0.2 million of non-cash compensation expense as of December 31, 2025 and 2024, respectively.

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

For the year ended December 31, 2025, net earnings per common share is computed as below ($ in thousands, except per share data):

	Year Ended December 31, 2025
	Class B	Class R	Class J-1	Class J-2	Class J-4	Class S	Class I	Class E	Total
Net income	$31,752	$6,261	$18,312	$4,077	$2,995	$560	$2,713	$2,164	$68,834
Weighted average number of common shares outstanding	21,059	4,144	12,720	2,847	2,453	457	2,215	1,279	47,174
Earnings per common share — basic and diluted	$1.51	$1.51	$1.44	$1.43	$1.22	$1.23	$1.22	$1.69	$1.46

For the period from June 4, 2024 (Date of Formation) through December 31, 2024, net earnings (loss) per common share is computed as below ($ in thousands, except per share data):

From June 4, 2024 (Date of Formation) through December 31, 2024
Net income	$1,138
Weighted average number of common shares outstanding	4,557
Earnings per common share — basic and diluted	$0.25

8. Fair Value of Financial Instruments

The following tables present the Company’s investment assets carried at fair value on a recurring basis on the Consolidated Balance Sheets by their level in the fair value hierarchy as of December 31, 2025 and 2024 ($ in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3
Financial Assets:
Commercial real estate loan investments	$—	$—	$2,177,027
Investments in real estate-related assets:
Mortgage servicing rights	—	—	74,848
Residential bridge loans	—	—	27,735
Tax liens	—	—	368,943
Total investments in real estate-related assets:	—	—	471,526
Total	$—	$—	$2,648,553

	December 31, 2024
	Level 1	Level 2	Level 3
Financial Assets:
Commercial real estate loan investments	$—	$—	$370,401
Investments in real estate-related assets:
Mortgage servicing rights	—	—	9,835
Residential bridge loans	—	—	2,750
Tax liens	—	—	68,082
Total investments in real estate-related assets:	—	—	80,667
Total	$—	$—	$451,068

The following table summarizes changes in investments during the period from June 4, 2024 (Date of Formation) through December 31, 2025 ($ in thousands):

	Commercial Real Estate Loan Investments	Mortgage Servicing Rights	Residential Bridge Loans	Tax Liens
Balance at June 4, 2024 (Date of Formation)	$—	$—	$—	$—
Loan originations and fundings	370,401	9,604	2,750	97,965
Repayments	—	—	—	(29,883)
Return of capital	—	(75)	—	—
Net realized loss on investments	—	—	—	—
Net unrealized gain on investments	—	306	—	—
Balance at December 31, 2024	$370,401	$9,835	$2,750	$68,082
Loan originations and fundings	1,829,737	74,202	37,657	540,440
Repayments	(23,111)	—	(12,672)	(237,860)
Return of capital	—	(4,373)	—	—
Net realized loss on investments	—	—	—	(1,791)
Net unrealized gain (loss) on investments	—	(4,816)	—	72
Balance at December 31, 2025	$2,177,027	$74,848	$27,735	$368,943

The key unobservable inputs used in determining the fair value of the Company’s investments as of December 31, 2025 were as follows:

Level 3 Asset Category	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs	Impact to Valuation from an Increase in Input
Commercial real estate loan investments	$2,177,027	Discounted cash flow	Discount rate	4.10% - 12.84%	Decrease
Investments in real estate-related assets:
Mortgage servicing rights	$74,848	NAV	NAV	$74,848	Increase
Residential bridge loans	$27,735	Discounted cash flow	Discount rate	10.00%	Decrease
Tax liens	$368,943	Yield analysis	Yield	5.20% - 17.02%	Increase

The key unobservable inputs used in determining the fair value of the Company’s investments as of December 31, 2024 were as follows:

Level 3 Asset Category	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs	Impact to Valuation from an Increase in Input
Commercial real estate loan investments	$370,401	Discounted cash flow	Discount rate	5.44% - 9.78%	Decrease
Investments in real estate-related assets:
Mortgage servicing rights	$9,835	NAV	NAV	$9,835	Increase
Residential bridge loans	$2,750	Discounted cash flow	Discount rate	10.00%	Decrease
Tax liens	$68,082	Yield analysis	Yield	7.72% - 19.92%	Increase

9. Related Party Transactions

Due to Affiliate

The following table details the components of due to affiliate on the Consolidated Balance Sheets ($ in thousands):

	December 31, 2025	December 31, 2024
Advanced organizational and offering costs	$5,401	$4,947
General and administrative expenses	3,237	2,174
Accrued management fee	1,090	—
Accrued performance participation allocation	503	—
Accrued shareholder servicing fee	50,439	—
Total	$60,670	$7,121

Advanced Organization and Offering Costs

The Adviser has agreed to advance organization and offering costs on behalf of the Company (including legal, accounting and other expenses attributable to the organization, but excluding ongoing servicing fees) through August 1, 2025, the first anniversary of the initial closing of the Company’s private offering. The Company is reimbursing the Adviser for all such advanced expenses in equal monthly installments over the 60-month period that began on August 1, 2025. Additionally, the Adviser pays certain other general corporate expenses on behalf of the Company. Such expenses are reimbursed by the Company to the Adviser in the ordinary course. Any amount due to the Adviser but not paid is recorded as a component of due to affiliate on the Consolidated Balance Sheets. As of December 31, 2025 and 2024, $5.4 million and $4.9 million, respectively, of reimbursable costs were payable to the Adviser.

General and Administrative Expense

The Adviser has agreed to advance certain operating costs, including debt issuance costs and general and administrative expenses, incurred through December 31, 2025. The Company is reimbursing the Adviser for all such advanced operating expenses in equal monthly installments over the 60 month period that began on January 1, 2025. Additionally, the Adviser pays certain other general corporate expenses on behalf of the Company. Such expenses are reimbursed by the Company to the adviser in the ordinary course. As of December 31, 2025 and 2024, the Adviser had incurred operating expenses, including general and administrative expenses of $2.8 million and $1.9 million, respectively, on behalf of the Company, that are recorded as a component of due to affiliate on the Consolidated Balance Sheets. Additionally, approximately $0.4 million and $0.3 million were payable to the Board of Trustees related to compensation expense at December 31, 2025 and 2024, respectively.

Management Fee

As compensation for its services provided pursuant to the management agreement, the Adviser, for Class J-4 shares, Class J-5 shares, Class S shares, Class D shares and Class I shares, will be paid a management fee of 1.25% of NAV per annum payable monthly, and for Class B shares, Class R shares, Class J-1 shares, Class J-2 shares, Class J-3 shares and Class E shares, a management fee of 1.00% of NAV per annum payable monthly. The management fee paid in respect of any Class B shares, Class R shares, Class J-1 shares, Class J-2 shares or Class J-3 shares that are purchased by a shareholder until March 31, 2025 were waived. The Adviser agreed to waive the management fee in respect of any Class E shares issued for so long as the Company qualifies as a “publicly offered REIT.” During the year ended December 31, 2025, the Company recognized $8.4 million of management fees in the Company’s Consolidated Statements of Operations. The Company did not recognize any management fees during the period from June 4, 2024 (Date of Formation) through December 31, 2024.

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

Once the Company’s Core Earnings in any calendar quarter exceeds the hurdle rate, the Adviser is entitled to a “catch-up” fee equal to the amount of Core Earnings in excess of the hurdle rate, until the Company’s Core Earnings for such quarter exceeds the result of (i) the hurdle rate divided by (ii) 0.875 (or 1 minus 0.125) of adjusted capital. Thereafter, the Adviser is entitled to receive 12.5% of the Company’s Core Earnings. The Company will not pay the Adviser a performance fee with respect to the Class B shares, Class R shares, Class J-1 shares, Class J-2 shares, Class J-3 shares or Class E shares.

For purposes of calculating the performance fee, “Core Earnings” means: the net income (loss) attributable to shareholders of Class J-4 shares, Class J-5 shares, Class S shares, Class D shares and Class I shares, computed in accordance with GAAP, including realized gains (losses) not otherwise included in GAAP net income (loss) and excluding (i) non-cash equity compensation expense, (ii) the performance fee, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, (v) one-time events pursuant to changes in GAAP, and (vi) certain non-cash adjustments and certain material non-cash income or expense items, in each case after discussions between the Adviser and the Company’s independent trustees and approved by a majority of the Company’s independent trustees. During the year ended December 31, 2025, the Company recognized $1.0 million of performance participation allocation expense in the Company‘s Consolidated Statements of Operations. The Company did not recognize any performance participation allocation expense during the period from June 4, 2024 (Date of Formation) through December 31, 2024.

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
•
0.50% per annum for Class J-1 and Class J-4 shareholders
•
0.25% per annum for Class J-2 and Class D shareholders

The ongoing shareholder servicing fees are paid monthly in arrears. At the time such shares are sold to a shareholder, the Company accrues an estimate of the future shareholder servicing payable to the Dealer Manager. The estimate is based on the expected holding period by the shareholders and level of servicing fees attributed to such share class, which currently approximates 8.75%. The Company subsequently reassesses such liability at each reporting period.

Related Party Share Ownership

As of December 31, 2025, FIG LLC owns 998,345 Class E shares for an aggregate purchase price of $20.0 million.

Investment Activity

On November 6, 2025, the Company acquired a pool of tax liens from an affiliate of the Adviser for a gross purchase price of $189.0 million with an effective date of August 31, 2025. After adjusting for subsequent purchase and collection activity between the effective date and the acquisition date, the net purchase price was approximately $161.0 million. The acquisition was partially financed through an increase of approximately $101.5 million in borrowings under the Company’s Revolving Credit Facility.

10. Commitments and Contingencies

Commitments and contingencies may arise in the ordinary course of business. As of December 31, 2025, the Company had unfunded commitments of up to $70.6 million, $122.3 million and $17.0 million related to its equity investments in mortgage servicing rights portfolio subscription agreement, CRE loan investments and residential bridge loan investments, respectively. The exact timing and amounts of such future fundings are uncertain.

As of December 31, 2024, the Company had unfunded commitments of up to $140.4 million, $17.0 million and $3.2 million related to its equity investments in mortgage servicing rights portfolio subscription agreement, CRE loan investments and residential bridge loan investments, respectively. The exact timing and amounts of such future fundings are uncertain.

As of December 31, 2025, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

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

12. Subsequent Events

Investment Activity

Subsequent to December 31, 2025, the Company originated the following CRE loans ($ in thousands):

Location	Property Type	Origination Date	Loan Amount (1)	Outstanding Principal	Interest Rate	Maturity Date
East	Multifamily	1/23/2026	$5,700	$5,700	SOFR + 3.55%	1/21/2028
East	Industrial	2/11/2026	12,328	12,309	SOFR + 3.70%	9/10/2026
East	Industrial	2/11/2026	1,820	1,820	SOFR + 4.35%	1/10/2026
East	Industrial	2/11/2026	5,982	5,660	SOFR + 4.10%	9/10/2026
East	Industrial	2/11/2026	6,300	5,235	SOFR + 3.70%	10/10/2026
East	Industrial	2/11/2026	30,945	28,275	SOFR + 3.20%	12/10/2026
South	Industrial	2/11/2026	21,000	21,000	SOFR + 3.70%	6/10/2026
Midwest	Industrial	2/11/2026	58,000	58,000	8.32%	1/1/2033
South	Multifamily	2/25/2026	37,299	36,899	SOFR + 2.90%	3/8/2029
South	Industrial	2/27/2026	13,282	11,167	SOFR + 3.35%	2/27/2028
West	Industrial	2/27/2026	116,700	88,700	SOFR + 5.00%	3/8/2028
East	Multifamily	2/27/2026	8,150	8,150	SOFR + 3.50%	2/28/2028
East	Multifamily	3/4/2026	3,900	3,900	SOFR + 3.30%	3/4/2028
East	Multifamily	3/6/2026	6,850	6,850	SOFR + 3.25%	3/6/2028
South	Senior Housing	3/11/2026	10,966	10,050	SOFR + 3.65%	3/10/2029
Total			$339,222	$303,715

(1)
Loan amount consists of outstanding principal balance plus unfunded loan commitments.

Subsequent to December 31, 2025, the Company purchased an additional pool of nine residential bridge loans with a total loan amount and outstanding principal balance of $9.2 million and $3.5 million, respectively. Additionally, the Company funded an additional $3.3 million towards the principal balance of existing residential bridge loans.

Subsequent to December 31, 2025, the Company received $74.3 million related to the repayment of the outstanding principal balance of five commercial real estate loans.

Borrowing Activity

The table below summarizes the Company’s borrowings subsequent to December 31, 2025 ($ in thousands):

	Borrowings	Paydowns	Ending Balance	Weighted Average Interest Rate	Maturity Date
Repurchase Facilities:
GS Seller I Repurchase Facility	$74,078	$—	$859,027	6.00%	8/16/2027
GS Seller II Repurchase Facility	—	—	57,180	5.80%	8/16/2027
GS Seller III Repurchase Facility	—	(33,375)	50,418	5.97%	8/16/2027
Atlas Repurchase Facility	27,863	(22,358)	270,158	5.92%	10/11/2027
Morgan Stanley Repurchase Facility	—	—	202,350	5.45%	7/24/2029
Total Repurchase Facilities	101,941	(55,733)	1,439,133
JPM Revolving Credit Facility	—	(67,888)	227,319	5.42%	5/8/2027
Total	$101,941	$(123,621)	$1,666,452

Subsequent to December 31, 2025 and including the date hereof, the Company was in compliance with all loan covenants.

Atlas Repurchase Facility

On January 14, 2026, a subsidiary of the Company, FCR DC JV Atlas Seller LLC, as seller (the “Atlas Seller”), and Atlas Securitized Products Investments 2, L.P., as administrative agent and buyer (“ASP”), Atlas Securitized Products Funding 1, L.P., Atlas Securitized Products Funding 2, L.P., Atlas Securitized Products Funding 3, L.P. and Atlas Securitized Products, L.P., each as a buyer, the Company, as guarantor and FCR DC JV Atlas Pledgor LLC, as equity pledgor entered into an second amendment (the “Second Amendment”) to the Master Repurchase Agreement, dated October 11, 2024 (as amended by that first amendment, dated April 23, 2025, and by the Second Amendment, together with the related transaction documents, the “Atlas Repurchase Agreement”). Pursuant to the Second Amendment, (i) the financing available in connection with the acquisition and origination by the Company of certain loans, as more particularly described in the Atlas Repurchase Agreement, was increased from an aggregate of $300 million to $450 million, (ii) Atlas Securitized Products Funding 1, L.P., Atlas Securitized Products Funding 2, L.P., Atlas Securitized Products Funding 3, L.P. and Atlas Securitized Products, L.P. were joined as buyers to the Atlas Repurchase Agreement and related Program Agreements (as defined therein) and (iii) Credit Events (as defined in the Atlas Repurchase Agreement) were removed as a condition precedent to Margin Deficits.

In connection with the Second Amendment, on January 14, 2026, the Company entered into a second amendment to guaranty, dated October 11, 2024 (the “Amended Atlas Guaranty”). Pursuant to the Amended Atlas Guaranty, the Company agreed to satisfy certain minimum adjusted net worth standards and certain liquidity requirements.

MS Repurchase Facility

On March 12, 2026, the MS Seller, Morgan Stanley, as administrative agent for MS Buyers entered into an amendment (the “Amended MS Seller Repurchase Agreement”) to the MS Seller Repurchase Agreement. Pursuant to the Amended MS Seller Repurchase Agreement, the financing available in connection with the acquisition and/or origination by the Company of certain loans as more particularly described in the MS Seller Repurchase Agreement was increased from an aggregate of $250 million to $500 million.

Proceeds from the Issuance of Common Shares

Subsequent to December 31, 2025, the Company issued the following shares (in thousands, except for share amounts):

	Shares	Gross Proceeds
Class B	857,010	$17,223
Class R	23,167	462
Class J-1	172,707	3,444
Class J-2	48,240	961
Class J-4	925,725	18,664
Class S	427,975	8,610
Class I	1,827,404	36,790
Class E	4,511	91
Total	4,286,739	$86,245

In addition, on January 2, 2026, the Company issued 14,990 Class E shares to the board of trustees as payment for $0.3 million compensation expense for 2025 fiscal year service.

The Company has performed an evaluation of subsequent events through March 24, 2026, which is the date the consolidated financial statements were issued. Other than those items previously disclosed, no other events have occurred that require consideration as adjustments to, or disclosures in, the consolidated financial statements.

Fortress Credit Realty Income Trust

Schedule IV - Mortgage Loans on Real Estate

As of December 31, 2025

($ in thousands)

Description	Location	Property Type	Interest Rate	Maximum Maturity Date(1)	Periodic Payment Terms(2)	Prior Liens	Face Amount of Loans	Carrying Amount of Loans	Principal Amount Subject to Delinquent Principal or Interest
Commercial Mortgage Loans
Senior Loan	Washington	Multifamily	SOFR + 3.75%	10/6/2028	I/O	$—	$41,249	$41,249	$—
Senior Loan	Tennessee	Multifamily	SOFR + 2.95%	10/6/2029	I/O	—	53,000	53,000	—
Senior Loan	Illinois	Retail	SOFR + 8.25%	7/31/2026	I/O	—	4,530	4,530	—
Senior Loan	Colorado	Retail	SOFR + 4.75%	12/15/2026	I/O	—	7,146	7,146	—
Senior Loan	Colorado	Retail	SOFR + 8.25%	3/31/2027	I/O	—	4,085	4,085	—
Senior Loan	Colorado	Retail	SOFR + 8.25%	1/31/2027	I/O	—	5,390	5,390	—
Senior Loan	California	Retail	SOFR + 8.25%	1/31/2026	I/O	—	5,195	5,195	—
Senior Loan	California	Multifamily	SOFR + 4.15%	12/1/2029	I/O	—	10,081	10,081	—
Senior Loan	Colorado	Multifamily	SOFR + 3.50%	5/8/2029	I/O	—	24,307	24,307	—
Senior Loan	Nevada	Industrial	SOFR + 3.55%	8/8/2029	I/O	—	20,800	20,800	—
Senior Loan	Georgia	Retail	SOFR + 5.15%	11/30/2029	I/O	—	28,500	28,500	—
Senior Loan	Florida	Industrial	SOFR + 4.65%	2/6/2028	I/O	—	8,059	8,059	—
Senior Loan	Louisiana	Multifamily	SOFR + 3.55%	10/31/2029	I/O	—	66,550	66,550	—
Senior Loan	California	Industrial	SOFR + 4.35%	9/1/2028	I/O	—	47,032	47,032	—
Senior Loan	Arizona	Multifamily	SOFR + 3.90%	3/1/2029	I/O	—	68,261	68,261	—
Senior Loan	Colorado	Hospitality	SOFR + 4.25%	1/31/2030	I/O	—	47,000	47,000	—
Senior Loan	Florida	Multifamily	SOFR + 3.50%	8/8/2029	I/O	—	48,900	48,900	—
Senior Loan	Florida	Hospitality	SOFR + 3.95%	5/1/2030	I/O	—	38,000	38,000	—
Senior Loan	California	Retail	SOFR + 3.75%	9/8/2029	I/O	—	23,389	23,389	—

Senior Loan	Florida	Senior Housing	SOFR + 3.25%	3/8/2030	I/O	—	42,750	42,750	—
Senior Loan	Texas	Hospitality	SOFR + 3.90%	12/03/2030	I/O	—	23,020	23,020	—
Senior Loan	Texas	Hospitality	SOFR + 4.50%	11/20/2029	I/O	—	23,725	23,725	—
Senior Loan	Oregon	Multifamily	SOFR + 3.85%	12/1/2030	I/O	—	57,890	57,890	—
Senior Loan	Florida	Multifamily	SOFR + 4.05%	10/2/2029	I/O	—	21,489	21,489	—
Senior Loan	California	Retail	SOFR + 4.50%	9/1/2028	I/O	—	23,170	23,170	—
Senior Loan	Connecticut	Multifamily	SOFR + 3.15%	6/1/2030	I/O	—	40,500	40,500	—
Senior Loan	Texas	Senior Housing	SOFR + 3.75%	5/30/2030	I/O	—	62,070	62,070	—
Senior Loan	Florida	Multifamily	SOFR + 3.10%	8/8/2030	I/O	—	30,500	30,500	—
Senior Loan	New Jersey	Multifamily	SOFR + 4.00%	10/8/2029	I/O	—	17,435	17,435	—
Senior Loan	California	Retail	SOFR + 4.50%	7/1/2028	I/O	—	24,050	24,050	—
Senior Loan	Colorado	Multifamily	SOFR + 3.25%	12/08/2030	I/O	—	101,381	101,381	—
Senior Loan	California	Retail	SOFR + 3.75%	10/8/2029	I/O	—	18,097	18,097	—
Senior Loan	Massachusetts	Industrial	SOFR + 4.31%	1/30/2030	I/O	—	55,091	55,091	—
Mezzanine Loan	New York	Hospitality	SOFR + 4.25%	3/20/2028	I/O	—	22,089	22,089	—
Senior Loan	New York	Hospitality	SOFR + 4.25%	3/20/2028	I/O	—	87,911	87,911	—
Senior Loan	California	Retail	SOFR + 4.05%	9/26/2029	I/O	—	30,500	30,500	—
Senior Loan	Alabama	Multifamily	SOFR + 3.92%	8/11/2029	I/O	—	33,836	33,836	—
Senior Loan	Florida	Multifamily	SOFR + 4.22%	5/8/2030	I/O	—	61,295	61,295	—
Senior Loan	Virginia	Multifamily	SOFR + 3.15%	6/8/2029	I/O	—	51,500	51,500	—
Senior Loan	California	Multifamily	SOFR + 2.95%	12/28/2030	I/O	—	83,000	83,000	—
Senior Loan	New Jersey	Multifamily	SOFR + 3.25%	11/8/2029	I/O	—	99,133	99,133	—
Senior Loan	Texas	Multifamily	SOFR + 3.00%	7/1/2030	I/O	—	33,716	33,716	—
Senior Loan	New York	Multifamily	SOFR + 3.65%	8/26/2028	I/O	—	6,588	6,588	—
Senior Loan	New York	Multifamily	SOFR + 3.25%	8/28/2028	I/O	—	12,000	12,000	—

Senior Loan	New York	Multifamily	SOFR + 3.85%	5/1/2028	I/O	—	3,400	3,400	—
Senior Loan	New York	Multifamily	SOFR + 3.30%	9/11/2028	I/O	—	15,200	15,200	—
Senior Loan	New York	Multifamily	SOFR + 3.30%	8/18/2028	I/O	—	6,400	6,400	—
Senior Loan	New York	Multifamily	SOFR + 3.90%	1/16/2028	I/O	—	3,575	3,575	—
Senior Loan	New York	Multifamily	SOFR + 3.55%	6/11/2028	I/O	—	16,702	16,702	—
Senior Loan	New York	Retail	SOFR + 3.50%	9/1/2028	I/O	—	4,500	4,500	—
Senior Loan	New York	Multifamily	SOFR + 3.00%	9/1/2028	I/O	—	5,400	5,400	—
Senior Loan	New York	Multifamily	SOFR + 3.65%	7/1/2028	I/O	—	9,000	9,000	—
Senior Loan	New York	Multifamily	SOFR + 3.75%	2/21/2028	I/O	—	10,893	10,893	—
Senior Loan	New York	Multifamily	SOFR + 3.70%	9/29/2028	I/O	—	5,500	5,500	—
Senior Loan	New York	Multifamily	SOFR + 3.50%	6/10/2028	I/O	—	2,600	2,600	—
Senior Loan	New York	Multifamily	SOFR + 3.75%	9/20/2027	I/O	—	5,700	5,700	—
Senior Loan	New York	Multifamily	SOFR + 3.37%	12/10/2028	I/O	—	4,450	4,450	—
Senior Loan	New York	Multifamily	SOFR + 3.75%	2/14/2028	I/O	—	6,750	6,750	—
Senior Loan	New York	Multifamily	SOFR + 3.70%	2/13/2028	I/O	—	11,500	11,500	—
Senior Loan	New York	Retail	SOFR + 3.50%	9/1/2028	I/O	—	12,000	12,000	—
Senior Loan	New York	Multifamily	SOFR + 3.50%	1/17/2028	I/O	—	13,086	13,086	—
Senior Loan	New York	Multifamily	SOFR + 3.25%	12/22/2028	I/O	—	21,500	21,500	—
Senior Loan	New York	Multifamily	SOFR + 3.50%	1/1/2028	I/O	—	7,761	7,761	—
Senior Loan	New York	Multifamily	SOFR + 3.95%	3/28/2028	I/O	—	3,526	3,526	—
Senior Loan	New York	Multifamily	SOFR + 3.00%	7/1/2028	I/O	—	20,000	20,000	—
Senior Loan	New York	Multifamily	SOFR + 3.28%	12/1/2030	I/O	—	2,625	2,625	—
Senior Loan	New York	Multifamily	SOFR + 3.60%	1/16/2028	I/O	—	11,585	11,585	—
Senior Loan	New York	Multifamily	SOFR + 3.65%	12/19/2027	I/O	—	8,882	8,882	—
Senior Loan	New York	Multifamily	SOFR + 3.65%	3/30/2029	I/O	—	6,200	6,200	—

Senior Loan	New York	Multifamily	SOFR + 3.00%	7/1/2028	I/O	—	20,000	20,000	—
Senior Loan	New York	Multifamily	SOFR + 3.50%	12/23/2028	I/O	—	5,500	5,500	—
Senior Loan	New York	Multifamily	SOFR + 3.15%	6/30/2030	I/O	—	10,750	10,750	—
Senior Loan	New York	Multifamily	SOFR + 3.75%	10/1/2027	I/O	—	3,800	3,800	—
Senior Loan	New York	Multifamily	SOFR + 3.70%	8/9/2027	I/O	—	3,600	3,600	—
Senior Loan	New York	Multifamily	SOFR + 4.00%	3/26/2027	I/O	—	5,500	5,500	—
Senior Loan	New York	Multifamily	SOFR + 3.55%	11/25/2028	I/O	—	33,750	33,750	—
Senior Loan	New York	Multifamily	SOFR + 3.80%	7/21/2028	I/O	—	11,515	11,515	—
Senior Loan	New York	Multifamily	SOFR + 3.40%	10/30/2028	I/O	—	9,115	9,115	—
Senior Loan	New York	Multifamily	SOFR + 3.80%	2/20/2028	I/O	—	5,150	5,150	—
Senior Loan	New York	Multifamily	SOFR + 3.50%	9/25/2028	I/O	—	12,750	12,750	—
Senior Loan	New York	Multifamily	SOFR + 3.75%	8/9/2027	I/O	—	9,250	9,250	—
Senior Loan	New York	Multifamily	SOFR + 3.25%	9/25/2029	I/O	—	4,000	4,000	—
Senior Loan	New York	Multifamily	SOFR + 3.75%	12/27/2028	I/O	—	8,309	8,309	—
Senior Loan	New York	Multifamily	SOFR + 3.95%	10/1/2028	I/O	—	1,984	1,984	—
Senior Loan	New York	Multifamily	SOFR + 3.60%	1/10/2029	I/O	—	94,714	94,714	—
Senior Loan	New York	Multifamily	SOFR + 3.80%	5/1/2028	I/O	—	9,300	9,300	—
Senior Loan	New York	Multifamily	SOFR + 3.95%	12/9/2027	I/O	—	6,875	6,875	—
Senior Loan	New York	Multifamily	SOFR + 3.20%	10/3/2028	I/O	—	9,665	9,665	—
Senior Loan	California	Multifamily	SOFR + 3.85%	1/1/2029	I/O	—	24,455	24,455	—
Senior Loan	California	Industrial	SOFR + 3.85%	7/1/2029	I/O	—	20,350	20,350	—
Senior Loan	California	Multifamily	SOFR + 3.50%	12/1/2029	I/O	—	12,000	12,000	—
Senior Loan	Washington	Multifamily	SOFR + 3.40%	4/1/2028	I/O	—	21,750	21,750	—
Total Commercial Mortgage Loans						$—	$2,177,027	$2,177,027	$—

Residential Mortgage Loans
Bridge Loans(3)	Various	Single family	10.00%	10/31/2026	I/O	—	27,735	27,735	—
Total Mortgage Loans on Real Estate						$—	$2,204,762	$2,204,762	$—

_

(1)
Maximum maturity date assumes all extension options are exercised.
(2)
Periodic Payment Terms: I/O = periodic payment of interest only with principal at maturity.
(3)
Bridge Loans are recorded as a component of Investments in real estate-related assets, at fair value on the Consolidated Balance Sheets.

Reconciliation of Carrying Value of Mortgage Loans on Real Estate

The Company began investing in real estate loans in August 2024. The following table reconciles mortgage loans on real estate for the year ended December 31, 2025 and for the period from June 4, 2024 (Date of Formation) through December 31, 2024 ($ in thousands):

	Year Ended December 31, 2025	For the period from June 4, 2024 (Date of Formation) through December 31, 2024
Balance at beginning of period	$373,151	$—
Additions during period:
Originations and fundings of new loans	1,867,394	373,151
Unrealized gain	—	—
Deductions during period:
Collections of principal	(35,783)	—
Unrealized loss	—	—
Balance at end of period	$2,204,762	$373,151

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between the Company and its accountant on any matter of accounting principles, practices, or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report was made under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), who is our principal executive officer, and our Chief Financial Officer (“CFO”), who is our principal financial officer. Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management has concluded that its internal control over financial reporting was effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2025, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based on certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 9B. OTHER INFORMATION

During the year ended December 31, 2025, none of the Company’s trustees or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We operate under the direction of our board of trustees. Our board of trustees has retained the Adviser to manage the acquisition and dispositions of our investments, subject to the board of trustees’ supervision.

Our board of trustees currently has four members, three of whom are independent trustees, as defined by our Declaration of Trust. Pursuant to our Declaration of Trust, the Company has adopted the definition of independence in NYSE Listing Manual Rule 303A.02, as such rules or requirements may be amended from time to time, in assessing whether a trustee qualifies as “independent.”

Trustees and Executive Officers

Information regarding our trustees and executive officers is set forth below:

Name	Age*	Position
Timothy Sloan	65	Chief Executive Officer and Trustee
Avraham Dreyfuss	53	Chief Financial Officer
David Saeta	66	Trustee
James B. Perry	76	Trustee
David Weber	68	Trustee

* As of March 24, 2026

Each trustee will hold office until his or her resignation, removal, death, adjudication of legal incompetence or until the election and qualification of his, her or its successor.

Each officer holds office at the pleasure of our board of trustees until his or her successor is duly appointed and qualified or until their earlier death, resignation or removal.

Joshua Pack served as Co-Chief Executive Officer and trustee of the Company, as well as a member of the Adviser’s investment committee, until he passed away on September 29, 2025. As a result of Mr. Pack’s sudden passing, there is a vacancy on the Company’s board of trustees.

Biographical Information

Trustees

Our trustees have been divided into two groups - Independent Trustees and Non-Independent Trustees.

Non-Independent Trustees

Timothy Sloan is the Chief Executive Officer of the Company and member of the board of trustees of the Company. Mr. Sloan is also a Vice Chairman of Fortress and Global Head of Real Estate. Mr. Sloan serves on Fortress’s Management and Credit Leadership Committees. Mr. Sloan also serves on the Investment Committee of numerous Fortress Credit Funds and is a member of the firm’s Environmental, Social and Governance (ESG) and Diversity & Inclusion (D&I) Committees. Mr. Sloan began his career at Wells Fargo in 1987. Mr. Sloan held leadership roles in Wells Fargo’s credit and real estate operations, and headed groups including Commercial Banking, Commercial Real Estate and Specialized Financial Services as well as executive roles such as CAO, CFO and COO. In 2016, Mr. Sloan was appointed CEO, President and member of Wells Fargo’s Board of Directors. Mr. Sloan retired from Wells Fargo in 2019 after 31 years of service. Mr. Sloan is a member of the Board of Trustees of the California Institute of Technology, serving as Chair of the Board’s Investment Committee and also serves on the Board of Governors of the Huntington Library, Art Museum and Botanical Gardens. In addition, Mr. Sloan is a member of the Advisory Board of the University of Michigan’s Ross School of Business, from which he received an MBA in 1984. We believe that Mr. Sloan’s depth of experience in real estate investments and board management, including his experience on Fortress’s Management and Credit Leadership Committees, gives the board of trustees valuable industry-specific knowledge and expertise on these and other matters.

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

Executive Officers

For information concerning the background of Mr. Sloan, see “—Trustees—Non-Independent Trustees” above.

Avraham Dreyfuss is the Chief Financial Officer of the Company and a Managing Director. Mr. Dreyfuss is also the Chief Financial Officer of Fortress Net Lease REIT since May 2023, and Chief Financial Officer of Fortress Private Lending Fund since July 2025, both affiliates of the Company. Mr. Dreyfuss joined Fortress in April 2010. Prior to joining Fortress, Mr. Dreyfuss was the CFO at HG Vora Capital, a distressed credit hedge fund in New York City. Mr. Dreyfuss has extensive experience in the alternative investment industry working at various funds including his work as the Controller for the Lehman Brothers Absolute Strategies Division. Mr. Dreyfuss holds a B.A. in Accounting and Information Systems from Queens College of the City University of New York, and a CPA designation.

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

Corporate Governance

We currently have a four-member board, with a vacancy on the board created by Mr. Pack’s passing. Our board of trustees may increase or decrease the number of trustees, provided that the number of trustees may not be fewer than three nor more than fifteen, unless we amend our Bylaws. Although our Declaration of Trust does not require a minimum number of independent trustees, our Bylaws require that the majority of our board of trustees consist of independent trustees. The board of trustees has determined that David Saeta, James B. Perry and David Weber are independent trustees, giving us a majority independent board of trustees. Pursuant to our Declaration of Trust, the Company has adopted the definition of independence in NYSE Listing Manual Rule 303A.02, as such rules or requirements may be amended from time to time, in assessing whether a trustee qualifies as “independent.” We expect the board of trustees to continue to have a majority of independent trustees, except for a period of up to 60 days after the death, removal, resignation or other vacancy of an independent trustee pending the election of a successor independent trustee.

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

ITEM 11. EXECUTIVE COMPENSATION

This section provides information about the material elements of compensation that are paid, awarded to, or earned by, our named executive officers for fiscal year 2025, who consist of any individual who served as our principal executive officer during fiscal year 2025, and our two most highly compensated executive officers who were serving at the end of fiscal year 2025 other than our principal executive officer. For fiscal year 2025, our named executive officers and their respective positions were as follows:

•
Timothy Sloan, Chief Executive Officer and Trustee;
•
Avraham Dreyfuss, Chief Financial Officer and Managing Director; and
•
Joshua Pack, Former Co-Chief Executive Officer and Trustee(1)

(1) Mr. Pack passed away on September 29, 2025.

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

During fiscal year 2025, the aggregate amount that we reimbursed to the Adviser and its affiliates for the allocable portion of the compensation paid by the Adviser or its affiliates to our named executive officers was equal to $118,245. Please see the “2025 Summary Compensation Table” below for a breakdown of this aggregate amount per named executive officer.

2025 Summary Compensation Table

The following table sets forth certain information with respect to compensation earned by, awarded to or paid to our named executive officers for fiscal years 2024 and 2025.

Name and Principal Position	Year	Salary(1) ($)	Bonus(2) ($)	Total ($)
Timothy Sloan(3)	2025	—	—	—
Chief Executive Officer and Trustee	2024	—	—	—
Joshua Pack(4)	2025	—	—	—
Former Co-Chief Executive Officer and Trustee	2024	—	—	—
Avraham Dreyfuss	2025	33,826	84,419	118,245
Chief Financial Officer and Managing Director	2024	26,575	68,654	95,229

(1) Amounts in this column represent the base salary earned by the applicable named executive officer in the applicable fiscal year. Such amounts are paid by the Adviser to such named executive officer, and then reimbursed by us pursuant to the Administration Agreement.

(2) Amounts in this column represent discretionary annual bonuses earned by the applicable named executive officer in respect of the applicable fiscal year. Such amounts are paid by the Adviser to such named executive officer, and then reimbursed by us pursuant to the Administration Agreement.

(3) The Company did not reimburse the Adviser or its affiliates for any of the compensation paid by the Adviser or its affiliates to Mr. Sloan during fiscal years 2024 or 2025.

(4) The Company did not reimburse the Adviser or its affiliates for any of the compensation paid by the Adviser or its affiliates to Mr. Pack during fiscal years 2024 or 2025.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards held by our named executive officers as of December 31, 2025.

Trustee Compensation

For fiscal year 2025, we paid our non-employee trustees who are not affiliated with the Adviser or Fortress an annual cash retainer of $100,000 (plus an additional $50,000 for the Chair of our Audit Committee). In addition to such cash compensation, our non-employee trustees who are not affiliated with the Adviser or Fortress each received, in respect of their service on the board of trustees during fiscal year 2025, a grant of 4,981 Class E shares on January 2, 2026 (with each such grant valued at $100,000 and the number of Class E shares issued based on the then-current per share NAV of our Class E shares at the time of issuance).

We do not pay our trustees additional fees for attending meetings of the board of trustees, but we do reimburse each of our trustees for reasonable out-of-pocket expenses incurred in attending meetings and committee meetings of the board of trustees (including, but not limited to, airfare, hotel and food).

Our trustees who are affiliated with the Adviser or Fortress do not receive any additional compensation for serving on our board of trustees or committees thereof.

Trustee Compensation Table

The following table sets forth the compensation earned by or paid to our non-employee trustees for fiscal year 2025. The compensation earned by or paid to Messrs. Sloan and Pack for fiscal year 2025 is set forth above in the “2025 Summary Compensation Table”.

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards(2) ($)	Total ($)
David Weber	150,000	58,333	208,333
David Saeta	100,000	58,333	158,333
James B. Perry	100,000	58,333	158,333

_______

(1) Amounts in this column represent the cash portion of the annual retainer earned by each of our non-employee trustees who are not affiliated with the Adviser or Fortress during fiscal year 2025 (as well as any additional committee cash retainers received during fiscal year 2025 as applicable).

(2) Represents the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of stock awards granted to our non-employee trustees during fiscal year 2025. On January 2, 2025, each of our non-employee trustees received a grant of 2,875 Class E Shares in respect of their service on the board of trustees during fiscal year 2024. As of December 31, 2025, each of our non-employee trustees (as of such date) held outstanding stock awards in the following amounts: 2,875 Class E Shares.

Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee of our board of trustees. Our independent trustees participate in the consideration of our board of trustee compensation. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.

Equity Compensation Plan Information

The Company does not maintain any equity compensation plans, and therefore we are not providing the table that provides certain information with respect to the Company’s equity compensation plans in effect as of December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

As of March 24, 2026, the following table sets out certain ownership information with respect to our common shares for those persons who directly or indirectly own, control or hold with the power to vote more than 5% of our outstanding common shares, each of our trustees and named executive officers and all officers and trustees as a group. As of March 24, 2026, there were a total of 66,201,888 common shares issued and outstanding. Except as otherwise noted, the beneficial ownership for the purpose of the following table includes each beneficial owner’s aggregate holding of all classes of common shares, including Class B shares, Class R shares, Class J-1 shares, Class J-2 shares, Class J-3 shares, Class J-4 shares, Class J-5 shares, Class S shares, Class D shares, Class I shares and Class E shares. Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof, or has the right to acquire such powers within 60 days. Unless otherwise stated, the address for each of the persons named below is in care of our principal executive offices at 1345 Avenue of the Americas, New York, NY 10105.

Name and Address	Number of Common Shares Beneficially Owned	Percentage of Common Shares Beneficially Owned
Trustees and Named Executive Officers
Timothy Sloan	28,795	*
David Saeta	8,236	*
James B. Perry	7,856	*
David Weber	21,922	*
Avraham Dreyfuss	—	—
All current officers and trustees as a group (5 persons)	66,809	*
Beneficial Owner of More than 5%
BTG Pactual NY Corporation(1)	4,993,024	7.54%

*Represents beneficial ownership of less than 1%.

(1)
All shares indicated as beneficially owned are Class B shares and held directly by BTG Pactual NY Corporation (“BTG”). BTG is a wholly-owned subsidiary of BTG Pactual US. The address of BTG is 601 Lexington Avenue, 57th Floor, New York, NY 10022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Management Agreement; Administration Agreement; Dealer Manager Agreement

We have entered into (i) the Management Agreement with the Adviser pursuant to which we pay the management fee, the performance fee and certain Company expenses, (ii) the Administration Agreement with the Adviser pursuant to which the Adviser has agreed to perform and oversee the performance of the administrative services necessary for our continued operation and (iii) the Dealer Manager Agreement with the Dealer Manager, pursuant to which the Dealer Manager has agreed to perform the role of dealer manager for our ongoing private offering of securities and is entitled to receive ongoing shareholder servicing fees payable to the Dealer Manager monthly in arrears. In addition, pursuant to the Management Agreement, the Administration Agreement and the Dealer Manager Agreement, we have agreed to reimburse the Adviser or the Dealer Manager, as applicable, for certain expenses as they occur, including, in the case of the Administration Agreement, reimbursement to the Adviser (or its affiliates) for an allocable portion of the compensation paid by the Adviser (or its affiliates) to certain individuals who devote time to our business and affairs and act on our behalf. Each of the Management Agreement and the Administration Agreement has been approved by the board of trustees, including the independent trustees.

The Adviser agreed to waive the management fee in respect of any Class B shares that were purchased by a shareholder during the Initial Share Offering Period and in respect of any Class R shares that were purchased by a shareholder during the Class R Share Offering Period, in each case until March 31, 2025 (including any such shares issued pursuant to our distribution reinvestment plan during the Initial Share Offering Period or Class R Share Offering Period, as applicable). In addition, the management fee paid to the Adviser in respect of any Class E shares will be subject to our ability to meet the applicable REIT requirements and is waived by the Adviser so long as the Company qualifies as a “publicly offered REIT” for U.S. federal income tax purposes.

For the year ended December 31, 2025, the Adviser has earned $8.4 million and $1.0 million for management fees and performance fees, respectively. Additionally, as of December 31, 2025, $1.1 million and $0.5 million of management fees and performance fees, respectively, were payable to the Adviser.

Organizational and Offering Costs

The Adviser has agreed to advance all of our organization and offering expenses on our behalf (including legal, accounting (including NAV calculation), printing, mailing, subscription processing and filing fees and offering expenses, including costs associated with technology integration between our systems and those of our participating broker-dealers, due diligence expenses of participating broker-dealers supported by itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating broker-dealers, reimbursements for customary travel, lodging and meals, and fees, expenses and taxes related to the filing, registration and qualification of our shares or the sale thereof under federal and state laws, but excluding ongoing servicing fees) through August 1, 2025, the first anniversary of the initial closing of our private offering. We are reimbursing the Adviser for all such advanced expenses ratably over the 60 months following August 1, 2025. For purposes of calculating our NAV, the organization and offering expenses paid by the Adviser on our behalf through such date will not be deducted as an expense until reimbursed by us. After August 1, 2025, we reimburse the Adviser for any organization and offering expenses associated with our private offering that it incurs on our behalf as and when incurred. The Adviser may elect to receive all or a portion of any such reimbursements in the form of cash or Class E shares. To the extent that the Adviser elects to receive any portion of these reimbursements in Class E shares, we may repurchase such Class E shares from the Adviser at a later date and such repurchases of Class E shares will not be subject to the repurchase limits of our share repurchase plan or any Early Repurchase Deduction.

As of December 31, 2025, approximately $5.4 million of reimbursable costs were payable to the Adviser.

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

The Adviser has agreed to advance certain operating costs and expenses, including Borrowing Costs, costs and expenses incurred pursuant to the Administration Agreement, and other expenses incurred on our behalf (but excluding organization and offering expenses), through the Operating Expense Commencement Date. We are reimbursing the Adviser for all such advanced operating expenses ratably over the 60 months following such date. For purposes of calculating our NAV, the operating costs and expenses paid by the Adviser on our behalf through the Operating Expense Commencement Date will not be deducted as an expense until reimbursed by us.

After the Operating Expense Commencement Date, we are reimbursing the Adviser for any operating expenses and Borrowing Costs that it incurs on our behalf as and when incurred. The Adviser may elect to receive all or a portion of any such reimbursements in the form of cash or Class E shares. To the extent that the Adviser elects to receive any portion of these reimbursements in Class E shares, we may repurchase such Class E shares from the Adviser at a later date and such repurchases of Class E shares will not be subject to the repurchase limits of our share repurchase plan or any Early Repurchase Deduction.

As of December 31, 2025, the Company has $1.0 million of deferred operating expenses, which are currently being reimbursed to the Adviser ratably over a 60-month period that began on August 31, 2025.

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

Dealing with Potential Conflicts of Interest

As an affiliate of an investment adviser registered with the SEC, the Adviser intends to act in good faith in a manner consistent with its duties to clients under applicable law. However, the Adviser is subject to various conflicts of interest arising from its relationships with various Fortress Affiliates. Fortress Affiliates engage, and in the future will engage, in a broad spectrum of activities, including direct investment activities and investment advisory activities, and have extensive investment activities (including principal investments by Fortress Affiliates for their own account), on behalf of both persons or entities to which they provide investment advice on a principal basis, that are independent from, and may from time to time conflict or compete with, the Company’s investment activities and the interests of investors in the Company. These circumstances could give rise to numerous situations where interests may conflict, including in respect of the proprietary investments of Fortress Affiliates in entities or assets in which the Company invests, the investment by the Company and other Fortress Managed Accounts in the same loans, securities or other assets or in different levels of the capital structure of the same entity, or other dealings involving the Company, on the one hand, and Fortress Affiliates and/or businesses they invest in, on the other hand. The particular circumstances described under the following headings further illustrate some of the conflicts of interest that may arise. While Fortress will seek to resolve any such conflicts in a fair and reasonable manner in accordance with its then-prevailing policies and procedures with respect to conflicts resolution among Fortress Managed Accounts, such transactions are not required to be presented to our board of trustees for approval (unless otherwise required by the Advisers Act or our conflicts of interest policy), and there can be no assurance that these or other conflicts of interest with the potential for adverse effects on the Company and investors will not arise, or should they arise, will be resolved in our favor. Under our conflicts of interest policy, any trustee or officer of the Company is required to give notice to the Chief Executive Officer, the Chief Financial Officer or the Company’s outside legal counsel about any potential related party transactions brought to the knowledge of such trustee or officer. If the Chief Executive Officer and Chief Financial Officer, in consultation with outside legal counsel, determine that the transaction constitutes a related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K under the Exchange Act, such transaction will be referred to the board of trustees to be approved or ratified by a majority of the disinterested members of the board.

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

Transactions with Certain Beneficial Owners

We entered into a subscription agreement (the “BTG Subscription Agreement”) with BTG on July 31, 2024. Under the BTG Subscription Agreement, BTG agreed to purchase an aggregate of $100 million of our Class B shares in one or more closings, as determined by us in our sole discretion. BTG will have the option to acquire up to an additional $100 million of our Class B shares on the same terms as its initial purchase for a period of three years. As of December 31, 2025, BTG owns 4,993,024 Class B shares. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for additional information.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors

During the fiscal years ended December 31, 2025 and 2024, Deloitte & Touche LLP (“Deloitte”) served as our independent auditor.

Audit and Non-Audit Fees

The following table sets forth the fees billed by Deloitte as of the date of this filing for the year ended December 31, 2025 and for the period from June 4, 2024 (Date of Formation) through December 31, 2024 (in thousands):

	Fiscal Year Ended December 31, 2025	Fiscal Year Ended December 31, 2024
Audit fees	$1,100	$523
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$1,100	$523

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
3.1

Fifth Amended and Restated Declaration of Trust of the Company, dated December 16, 2024 (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on December 19, 2024 and incorporated by reference herein)

3.2

Certificate of Trust of the Company, dated June 4, 2024 (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10 initially filed on September 6, 2024 and incorporated by reference herein)

3.3	Amended and Restated Bylaws of the Company, as adopted July 31, 2024 (filed as Exhibit 3.3 to the Company’s Registration Statement on Form 10 initially filed on September 6, 2024)
4.1

Amended and Restated Distribution Reinvestment Plan adopted by the Company, effective as of December 16, 2024 (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on December 19, 2024 and incorporated by reference herein)

4.2	Amended and Restated Share Repurchase Plan (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on December 19, 2024 and incorporated by reference herein)
4.3	Amended and Restated Share Repurchase Plan (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 15, 2025 and incorporated by reference herein)
4.4*	Description of Securities of the Company
10.1

Fourth Amended and Restated Management Agreement, dated December 16, 2024, by and among the Company and the Adviser (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on December 19, 2024 and incorporated by reference herein)

10.2

Third Amended and Restated Management Agreement, dated November 18, 2024, by and among the Company and the Adviser (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 22, 2024)

10.3

Second Amended and Restated Management Agreement, dated August 29, 2024, by and among the Company and the Adviser (filed as Exhibit 10.1 to the Company’s Registration Statement on Form 10 initially filed on September 6, 2024 and incorporated by reference herein)

10.4

Third Amended and Restated Dealer Manager Agreement, dated December 16, 2024, by and among the Company, the Adviser and Independent Brokerage Solutions LLC (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on December 19, 2024 and incorporated by reference herein)

10.5

Second Amended and Restated Dealer Manager Agreement, dated November 18, 2024, by and among the Company, the Adviser and Independent Brokerage Solutions LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 22, 2024)

10.6

Amended and Restated Dealer Manager Agreement, dated August 29, 2024, by and among the Company, the Adviser and Independent Brokerage Solutions LLC (filed as Exhibit 10.3 to the Company’s Registration Statement on Form 10 initially filed on September 6, 2024 and incorporated by reference herein)

10.7

Dealer Manager Agreement, dated April 11, 2025, by and among the Company, the Adviser and the Dealer Manager (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 15, 2025 and incorporated by reference herein)

10.8

Form of Participating Broker-Dealer Agreement by and between the Dealer Manager and participating broker-dealers (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 15, 2025 and incorporated by reference herein)

10.9

Administration Agreement, dated June 14, 2024, by and between the Company and the Administrator (filed as Exhibit 10.2 to the Company’s Registration Statement on Form 10 initially filed on September 6, 2024 and incorporated by reference herein)

10.10

Form of Indemnification Agreement by and between the Company and its trustees and officers (filed as Exhibit 10.4 to the Company’s Registration Statement on Form 10 initially filed on September 6, 2024 and incorporated by reference herein)

10.11	Form of Subscription Agreement (filed as Exhibit 10.8 to the Company’s Annual Report filed on March 28, 2025 and incorporated by reference herein)
10.12

Master Repurchase Agreement, dated August 16, 2024, by and between FCR GS Seller I LLC, as seller, and Goldman Sachs Bank USA, as purchaser (filed as Exhibit 10.7 to the Company’s Registration Statement on Form 10 initially filed on September 6, 2024 and incorporated by reference herein)

10.13

Guaranty, dated August 16, 2024, made by the Company, as guarantor, for the benefit of Goldman Sachs Bank USA (filed as Exhibit 10.8 to the Company’s Registration Statement on Form 10 initially filed on September 6, 2024 and incorporated by reference herein)

10.14

Master Repurchase Agreement, dated October 11, 2024, by and between FCR DC GS Seller III LLC, as seller, and Goldman Sachs Bank USA, as purchaser (filed as Exhibit 10.9 to the Company’s Registration Statement on Form 10 filed on October 18, 2024 and incorporated by reference herein)

10.15

Guaranty, dated October 11, 2024, made by the Company, as guarantor, for the benefit of Goldman Sachs Bank USA (filed as Exhibit 10.10 to the Company’s Registration Statement on Form 10 filed on October 18, 2024 and incorporated by reference herein)

10.16

Master Repurchase Agreement, dated October 11, 2024, by and between FCR DC JV Atlas Seller LLC, as seller, and Atlas Securitized Products Investments 2, L.P., as buyer (filed as Exhibit 10.11 to the Company’s Registration Statement on Form 10 filed on October 18, 2024 and incorporated by reference herein)

10.17

Guaranty, dated October 11, 2024, made by the Company, as guarantor, for the benefit of the buyers (filed as Exhibit 10.12 to the Company’s Registration Statement on Form 10 filed on October 18, 2024 and incorporated by reference herein)

10.18

Form of Participating Broker-Dealer Agreement by and between the Dealer Manager and participating broker-dealers (filed as Exhibit 10.13 to the Company’s Registration Statement on Form 10 filed on November 15, 2024 and incorporated by reference herein)

10.19

Loan and Security Agreement, dated November 8, 2024, among JPMorgan Chase Bank, N.A., as administrative agent, the lenders from time to time party thereto, and FCR TL Holdings LLC, as borrower (filed as Exhibit 10.14 to the Company’s Registration Statement on Form 10 filed on November 15, 2024 and incorporated by reference herein)

10.20

Limited Guaranty, dated November 8, 2024, made by the Company, as guarantor, for the benefit of the lenders (filed as Exhibit 10.15 to the Company’s Registration Statement on Form 10 filed on November 15, 2024 and incorporated by reference herein)

10.21

Promissory Note, dated November 8, 2024, by and between FCR TL Holdings LLC, as obligor, and JPMorgan Chase Bank, N.A., as lender (filed as Exhibit 10.16 to the Company’s Registration Statement on Form 10 filed on November 15, 2024 and incorporated by reference herein)

10.22

Master Repurchase Agreement, dated December 18, 2024, by and between FCR Key GS Seller II LLC, as seller, and Goldman Sachs Bank USA, as purchaser (filed as Exhibit 10.19 to the Company’s Annual Report filed on March 28, 2025 and incorporated by reference herein)

10.23

Guaranty, dated December 18, 2024, made by the Company, as guarantor, for the benefit of Goldman Sachs Bank USA (filed as Exhibit 10.20 to the Company’s Annual Report filed on March 28, 2025 and incorporated by reference herein)

10.24

First Amendment to Master Repurchase Agreement, dated April 23, 2025, by and between FCR DC JV Atlas Seller LLC, as seller, and Atlas Securitized Products Investments 2, L.P., as buyer (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 29, 2025 and incorporated by reference herein)

10.25

First Amendment to Guaranty, dated April 23, 2025, made by the Company, as guarantor, for the benefit of Atlas Securitized Products Investments 2, L.P. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 29, 2025 and incorporated by reference herein)

10.26

First Amendment to Master Repurchase Agreement, dated December 18, 2024, by and between FCR GS Seller I LLC, as seller, and Goldman Sachs Bank USA, as purchaser (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2025 and incorporated by reference herein)

10.27

First Amendment to Master Repurchase Agreement, dated December 18, 2024, by and between FCR GS Seller III LLC, as seller, and Goldman Sachs Bank USA, as purchaser (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2025 and incorporated by reference herein)

10.28

Master Repurchase and Securities Contract Agreement, dated July 24, 2025, by and between FCR MS Seller LLC, as seller, Morgan Stanley Mortgage Capital Holdings LLC, as administrative agent for Morgan Stanley Bank, N.A. and such other financial institutions from time to time party thereto as buyers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 5, 2025 and incorporated by reference herein)

10.29

Guaranty, dated July 24, 2025, made by the Company, as guarantor, for the benefit of Morgan Stanley Bank, N.A. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 5, 2025 and incorporated by reference herein)

10.30

Second Amendment to Master Repurchase Agreement, dated May 6, 2025, by and between FCR GS Seller I LLC, as seller, and Goldman Sachs Bank USA, as purchaser (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2025 and incorporated by reference herein)

10.31

Second Amendment to Master Repurchase Agreement, dated May 6, 2025, by and between FCR DC GS Seller III LLC, as seller, and Goldman Sachs Bank USA, as purchaser (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2025 and incorporated by reference herein)

10.32

First Amendment to Master Repurchase Agreement, dated May 6, 2025, by and between FCR Key GS Seller II LLC, as seller, and Goldman Sachs Bank USA, as purchaser (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2025 and incorporated by reference herein)

10.33

First Amendment to Guaranty, dated May 6, 2025, made by Fortress Credit Realty Income Trust, as guarantor, for the benefit of Goldman Sachs Bank USA (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2025 and incorporated by reference herein)

10.34

First Amendment to Guaranty, dated May 6, 2025, made by Fortress Credit Realty Income Trust, as guarantor, for the benefit of Goldman Sachs Bank USA (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2025 and incorporated by reference herein)

10.35

First Amendment to Guaranty, dated May 6, 2025, made by Fortress Credit Realty Income Trust, as guarantor, for the benefit of Goldman Sachs Bank USA (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2025 and incorporated by reference herein)

10.36

Amendment No. 2 to Loan and Security Agreement, dated August 14, 2025, among FCR TL Holdings LLC, as borrower, Fortress Credit Realty Income Trust, as guarantor and JPMorgan Chase Bank, N.A., as administrative agent and lender (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 19, 2025 and incorporated by reference herein)

10.37

Third Amendment to Master Repurchase Agreement, dated November 20, 2025, by and between FCR GS Seller I LLC, as seller, and Goldman Sachs Bank USA, as purchaser (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 26, 2025 and incorporated by reference herein)

10.38

Third Amendment to Master Repurchase Agreement, dated November 20, 2025, by and between FCR DC GS Seller III LLC, as seller, and Goldman Sachs Bank USA, as purchaser (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 26, 2025 and incorporated by reference herein)

10.39

Second Amendment to Master Repurchase Agreement, dated November 20, 2025, by and between FCR Key GS Seller II LLC, as seller, and Goldman Sachs Bank USA, as purchaser (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 26, 2025 and incorporated by reference herein)

10.40

Second Amendment to Guaranty, dated November 20, 2025, made by Fortress Credit Realty Income Trust, as guarantor, for the benefit of Goldman Sachs Bank USA (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 26, 2025 and incorporated by reference herein)

10.41

Second Amendment to Guaranty, dated November 20, 2025, made by Fortress Credit Realty Income Trust, as guarantor, for the benefit of Goldman Sachs Bank USA (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 26, 2025 and incorporated by reference herein)

10.42

Second Amendment to Guaranty, dated November 20, 2025, made by Fortress Credit Realty Income Trust, as guarantor, for the benefit of Goldman Sachs Bank USA (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on November 26, 2025 and incorporated by reference herein)

10.43

Master Repurchase Agreement, dated November 21, 2025, by and between FCR NS Seller I LLC, as seller, and Goldman Sachs Bank USA, as buyer and as repo agent (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on November 26, 2025 and incorporated by reference herein)

10.44

Guaranty, dated November 21, 2025, made by Fortress Credit Realty Income Trust, as guarantor, for the benefit of Goldman Sachs Bank USA (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on November 26, 2025 and incorporated by reference herein)

10.45

Second Amendment to Master Repurchase Agreement, dated January 14, 2026, by and between FCR DC JV Atlas Seller LLC, as seller, and Atlas Securitized Products Investments 2, L.P., as administrative agent and a buyer, Atlas Securitized Products Funding 1, L.P., Atlas Securitized Products Funding 2, L.P., Atlas Securitized Products Funding 3, L.P. and Atlas Securitized Products, L.P., each as a buyer, the Company, as guarantor and FCR DC JV Atlas Pledgor LLC, as equity pledgor (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2026 and incorporated by reference herein)

10.46

Second Amendment to Guaranty, dated January 14, 2026, made by the Company, as guarantor, for the benefit of Atlas Securitized Products Investments 2, L.P. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 15, 2026 and incorporated by reference herein)

10.47

First Amendment to Master Repurchase and Securities Contract Agreement, dated March 12, 2026, by and between FCR MS Seller LLC, as seller, Morgan Stanley Mortgage Capital Holdings LLC, as administrative agent for Morgan Stanley Bank, N.A. and such other financial institutions from time to time party thereto as buyers (filed as

Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 16, 2026 and incorporated by reference herein)
14	Code of Ethics (filed as Exhibit 14 to the Company’s Annual Report filed on March 28, 2025 and incorporated by reference herein)
19	Insider Trading Policy (filed as Exhibit 19 to the Company’s Annual Report filed on March 28, 2025 and incorporated by reference herein)
21.1*	Subsidiaries of the Company
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: March 24, 2026

Fortress Credit Realty Income Trust

/s Avraham Dreyfuss
Name:	Avraham Dreyfuss
Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Timothy Sloan	Chief Executive Officer and Trustee (Principal Executive Officer)	March 24, 2026
Timothy Sloan
/s/ Avraham Dreyfuss	Chief Financial Officer (Principal Financial Officer)	March 24, 2026
Avraham Dreyfuss
/s/ David Saeta	Independent Trustee	March 24, 2026
David Saeta
/s/ James B. Perry	Independent Trustee	March 24, 2026
James B. Perry
/s/ David Weber	Independent Trustee	March 24, 2026
David Weber