Form 10-Q
period 2026-03-31
FORTRESS CREDIT REALTY INCOME TRUST
filed 2026-05-12
CIK 2026738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 12, 2026, the issuer had the following shares outstanding: 26,346,389 Class B shares, 4,362,475 Class R shares, 16,253,877 Class J-1 shares, 3,453,018 Class J-2 shares, 6,734,378 Class J-4 shares, 1,677,039 Class S shares, 8,137,987 Class I shares, 1,290,421 Class E shares, 24,401 Class F-I shares and 72,178 Class F-S shares.

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

The forward-looking statements contained in this Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors,” “Item 2. Financial Information—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2026. Other factors that could cause our actual results to differ materially include:

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

v

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Fortress Credit Realty Income Trust

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share data)

Assets	March 31, 2026	December 31, 2025
Commercial real estate loan investments, at fair value	$2,428,080	$2,177,027
Investments in real estate-related assets, at fair value	386,297	471,526
Cash and cash equivalents	208,494	213,124
Restricted cash	105,422	159,641
Other assets	39,393	33,748
Total assets	$3,167,686	$3,055,066
Liabilities and Equity
Liabilities
Repurchase facilities payable, net	$1,505,192	$1,386,979
Revolving credit facility, net	227,214	295,078
Subscriptions received in advance	17,287	36,016
Due to affiliate	62,298	60,670
Lender reserves	50,455	50,996
Accounts payable and accrued expenses	6,785	6,445
Distribution payable	8,616	8,147
Other liabilities	6,423	3,270
Total liabilities	1,884,270	1,847,601

Commitments and contingencies (Note 10)
Redeemable common shares (Note 6)	25,818	25,427

Equity
Common shares - Class B shares, $0.01 par value per share, 26,245 and 25,338 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	262	253
Common shares - Class R shares, $0.01 par value per share, 4,347 and 4,474 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	44	45
Common shares - Class J-1 shares, $0.01 par value per share, 16,139 and 15,867 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	161	159
Common shares - Class J-2 shares, $0.01 par value per share, 3,420 and 3,372 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	34	33
Common shares - Class J-4 shares, $0.01 par value per share, 5,942 and 5,116 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	59	51
Common shares - Class S shares, $0.01 par value per share, 1,527 and 1,107 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	15	11
Common shares - Class I shares, $0.01 par value per share, 7,187 and 5,359 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	72	53
Additional paid-in capital	1,244,874	1,163,658
Accumulated deficit	(8,017)	(6,116)
Total shareholders’ equity	1,237,504	1,158,147
Non-controlling interests	20,094	23,891
Total equity	1,257,598	1,182,038
Total liabilities and equity	$3,167,686	$3,055,066

See accompanying notes to the condensed consolidated financial statements.

Fortress Credit Realty Income Trust

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenues
Interest income	$55,249	$19,492
Total revenues	55,249	19,492

Expenses
Organizational costs	—	115
General and administrative	6,101	2,236
Management fee	3,330	—
Performance participation allocation	561	—
Total expenses	9,992	2,351

Other income (expense)
Interest expense	(25,500)	(6,529)
Net unrealized gain (loss) on investments	1,506	(713)
Net realized loss on investments	(820)	(524)
Other income	3,489	1,801
Total other income (expense)	(21,325)	(5,965)

Net income	23,932	11,176
Net income attributable to non-controlling interests	449	820
Net income attributable to common shareholders	$23,483	$10,356

Earnings per common share — basic and diluted — (Note 7)	$0.36	$0.41
Weighted-average common shares outstanding — basic and diluted — (Note 7)	64,832	25,508

See accompanying notes to the condensed consolidated financial statements.

Fortress Credit Realty Income Trust

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Three Months Ended March 31, 2026
	Par Value
	Class B	Class R	Class J-1	Class J-2	Class J-4	Class S	Class I	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance as of December 31, 2025	$253	$45	$159	$33	$51	$11	$53	$1,163,658	$(6,116)	$1,158,147	$23,891	$1,182,038
Common shares issued	7	—	—	1	9	4	19	73,740	—	73,780	—	73,780
Offering costs	—	—	—	—	—	—	—	(246)	—	(246)	—	(246)
Distribution reinvestment	2	—	1	—	—	—	—	9,851	—	9,854	—	9,854
Share class exchange	—	(1)	1	—	—	—	—	—	—	—	—	—
Common shares repurchased	—	—	—	—	(1)	—	—	(2,129)	—	(2,130)	—	(2,130)
Net income	—	—	—	—	—	—	—	—	23,483	23,483	449	23,932
Distributions declared on common shares ($0.46370 gross per share)	—	—	—	—	—	—	—	—	(25,384)	(25,384)	—	(25,384)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	4,625	4,625
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(8,871)	(8,871)
Balance as of March 31, 2026	$262	$44	$161	$34	$59	$15	$72	$1,244,874	$(8,017)	$1,237,504	$20,094	$1,257,598

	Three Months Ended March 31, 2025
	Par Value
	Class B	Class R	Class J-1	Class J-2	Class J-4	Class I	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance as of December 31, 2024	$94	$10	$—	$—	$—	$—	$204,633	$(4,081)	$200,656	$8,617	$209,273
Common shares issued	82	$26	84	22	—	2	409,161	—	409,377	—	409,377
Offering costs	—	—	—	—	—	—	(260)	—	(260)	—	(260)
Distribution reinvestment	1	—	—	—	—	—	2,344	—	2,345	—	2,345
Share class exchange	—	—	—	—	—	—	—	—	—	—	—
Common shares repurchased	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	10,356	10,356	820	11,176
Distributions declared on common shares ($0.4032 gross per share)	—	—	—	—	—	—	—	(10,040)	(10,040)	—	(10,040)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	25,820	25,820
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(20,487)	(20,487)
Allocation to redeemable common shares	—	—	—	—	—	—	(63)	—	(63)	—	(63)
Balance as of March 31, 2025	$177	$36	$84	$22	$—	$2	$615,815	$(3,765)	$612,371	$14,770	$627,141

See accompanying notes to the condensed consolidated financial statements.

Fortress Credit Realty Income Trust

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net income	$23,932	$11,176
Adjustments to reconcile net income to net cash provided by operating activities:
Organizational costs	—	115
Amortization of deferred financing costs	1,158	277
Net unrealized (gain) loss on investments	(1,506)	713
Net realized loss on investments	820	524
Changes in assets and liabilities:
Increase in other assets	(5,403)	(4,492)
Increase in other liabilities/due to affiliates	1,037	2,123
Net cash provided by operating activities	20,038	10,436

Cash flows from investing activities:
Originations and fundings of commercial real estate loans	(325,422)	(501,505)
Principal repayment of commercial real estate loans	75,178	—
Fundings of other real estate-related investments	(11,150)	(75,726)
Proceeds received from other real-estate related investments	97,598	17,593
Change in lender reserves	(541)	12,687
Net cash used in investing activities	(164,337)	(546,951)

Cash flows from financing activities:
Borrowings under repurchase agreements	173,399	140,902
Repayments of repurchase agreements	(55,733)	—
Borrowings under revolving credit facility	—	9,823
Repayment of revolving credit facility	(67,888)	(31,249)
Proceeds from issuance of common shares	39,470	327,497
Proceeds from issuance of redeemable common shares	—	2,610
Offering costs paid	(240)	—
Repurchase of common shares	(1,042)	—
Payments of deferred financing costs	(587)	(907)
Subscriptions received in advance	17,287	220,645
Payment of distributions to common shares	(14,970)	(6,053)
Contributions from non-controlling interests	4,625	25,820
Distributions to non-controlling interests	(8,871)	(20,487)
Net cash provided by financing activities	85,450	668,601
Net change in cash, cash equivalents and restricted cash	(58,849)	132,086

Cash, cash equivalents and restricted cash, beginning of period	372,765	196,872
Cash, cash equivalents and restricted cash, end of period	$313,916	$328,958

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$208,494	$90,724
Restricted cash	105,422	238,234
Total cash, cash equivalents and restricted cash	$313,916	$328,958

Supplemental disclosures:
Cash paid for interest	$24,370	$5,879

Non-cash investing and financing activities:
Issuance of Class E shares as payment of the board of directors compensation	$300	$175
Accrued shareholders servicing fee	$1,693	$24,896
Advanced offering costs due to affiliate	$27	$1,964
Other offering costs payable	$219	$—
Allocation to redeemable common shares	$—	$63
Repurchases payable	$2,130	$—
Distribution reinvestment for common shares	$9,856	$2,402
Distribution reinvestment for redeemable common shares	$91	$—
Accrued distributions	$8,616	$4,346

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

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 24, 2026.

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

Commercial Real Estate Loan Investments

CRE loan investments structured as senior loans are secured by the borrower’s interest in underlying real estate and are recorded at fair value. Changes in the fair value are recorded as net unrealized gain (loss) on investments in the Company’s Condensed Consolidated Statements of Operations.

Investments in Real Estate-Related Assets

Mortgage Servicing Rights

The Company has entered into a subscription agreement for an investment in a conventional mortgage servicing rights portfolio (“MSR”) and has agreed to purchase up to an aggregate of $150.0 million subscriptions. As of March 31, 2026, the Company has funded $77.8 million of MSR subscriptions. The subscription agreement was executed in connection with a joint venture agreement with a third party. Pursuant to the joint venture operating agreement, most major decisions related to the joint venture, including acquisitions thereof, and its assets require the consent of the Company. The Company also retains the unilateral right to cause the joint venture to take certain actions, including as to matters related to litigation, servicing and disposition of assets. The equity investments are recorded at fair value. Changes in the fair value are recorded as net unrealized gain (loss) on investments in the Company’s Condensed Consolidated Statements of Operations.

Residential Bridge Loans

The Company has entered into a forward flow relationship with a non-bank lender to purchase newly originated bridge loans secured by mortgages on residential properties. Upon purchase of residential bridge loans, the principal balance is recorded on the Condensed Consolidated Balance Sheets at fair value. Changes in the fair value are recorded as net unrealized gain (loss) on investments in the Company’s Condensed Consolidated Statements of Operations.

Tax Lien Investments

Tax lien investments are legal claims against a residential or commercial property of an individual that fails to pay property taxes owed to the local government. When the lien is issued, a certificate evidences the amount owed on the property plus interest and penalties due. The Company records bid deposits as a component of other assets on the Condensed Consolidated Balance Sheets, which are refunded by the municipality if the Company does not win the bid. As of March 31, 2026 and December 31, 2025, the Company recorded $0.8 million and $0.4 million, respectively, of bid deposits as a component of other assets on the Company’s Condensed Consolidated Balance Sheets. If the Company is subsequently awarded the lien certificate, the principal balance and accrued interest are recorded on the Condensed Consolidated Balance Sheets at fair value. Changes in the fair value are recorded as net unrealized gain (loss) on investments in the Company’s Condensed Consolidated Statements of Operations.

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

The Company’s equity investment in a portfolio of conventional mortgage servicing rights is measured at fair value based primarily on the contractually agreed sales price under a signed purchase and sale agreement. Management believes this approach represents the best estimate of fair value due to a signed purchase and sale agreement that provides for the sale of the entire investment in the near term. The valuation is principally derived from this observable transaction price. Accordingly, the investment is classified within Level 2 of the fair value hierarchy.

Valuation of liabilities not measured at fair value

As of March 31, 2026, the Company’s Repurchase Facilities (as defined below) and Revolving Credit Facility (as defined below) are carried at cost which approximates fair value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an estimated market yield. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.

Cash and Cash Equivalents

The Company held $208.5 million and $213.1 million of cash and cash equivalents as of March 31, 2026 and December 31, 2025, respectively, which represents cash on hand, cash held in banks and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk.

Restricted Cash

As of March 31, 2026 and December 31, 2025, restricted cash consists primarily of $17.3 million and $36.0 million, respectively, of cash received for subscriptions prior to the date in which the subscriptions are effective, which is held in a bank account controlled by the Company transfer agent but in the name of the Company. As of March 31, 2026 and December 31, 2025, other restricted cash of $88.1 million and $123.6 million, respectively, consist of amounts reserved to service loan interests due to the Company, cash collected and held in deposit accounts subject to Deposit Account Control Agreements, and holdbacks from transaction closings that are contractually due to be paid by the Company.

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

Lender Reserves

As of March 31, 2026 and December 31, 2025, the Company had $50.5 million and $51.0 million, respectively, in obligations related to lender reserves. Lender reserves primarily represent interest, tax and insurance on commercial real estate loans held by the Company on behalf of the borrower and are presented on the Condensed Consolidated Balance Sheets as a liability.

Revenue Recognition

Interest income on loans and financial instruments is accrued based on the outstanding principal amount and contractual terms of the instrument. Origination fees are recorded directly in income in the Condensed Consolidated Statements of Operations within interest income and are not deferred.

Redeemable Common Shares

The Company classifies common shares held by an affiliate of the Company as redeemable common shares on the Condensed Consolidated Balance Sheets at the greater of their carrying amount or their redemption value. Redemption value is determined based on the Company’s NAV per share of the applicable share class as of the reporting date. Changes in the fair value of redeemable common shares are recorded to additional paid-in capital.

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

Organization and Offering Expense Reimbursement

The Adviser has agreed to advance all of the Company’s organization and offering expenses on the Company’s behalf (including legal, accounting (including NAV calculation), printing, mailing, subscription processing and filing fees and offering expenses, including costs associated with technology integration between the Company’s systems and those of the Company’s participating broker-dealers, due diligence expenses of participating broker-dealers supported by itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating broker-dealers, reimbursements for customary travel, lodging and meals, and fees, expenses and taxes related to the filing, registration and qualification of the Company’s shares or the sale thereof under federal and state laws, but excluding ongoing servicing fees) through August 1, 2025, the first anniversary of the initial closing of the Company’s private offering. The Company is reimbursing the Adviser for all such advanced expenses in equal monthly installments over the 60-month period that began on August 1, 2025. For purposes of calculating our NAV, the organization and offering expenses paid by the Advisor on our behalf through such date will not be deducted as an expense until reimbursed by us. The Adviser may elect to receive all or a portion of any such reimbursements in the form of cash or Class E shares. To the extent that the Adviser elects to receive any portion of these reimbursements in Class E shares, the Company may repurchase such Class E shares from the Adviser at a later date and such repurchases of Class E shares will not be subject to the repurchase limits of the Company’s share repurchase plan or any Early Repurchase Deduction as described in our Annual Report.

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

Share-Based Compensation

Each of the trustees who are not affiliated with the Adviser or Fortress receive $100,000 of Class E shares for services provided annually. The Company accounts for share-based compensation in accordance with ASC 718, Compensation – Stock Compensation and recognizes compensation expense based on the fair value of the award on the date of grant. The award of common shares vests immediately upon issuance. See “Note 6 – Equity and Non-Controlling Interests” for additional information regarding share-based compensation.

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

3. Commercial Real Estate Loan Investments

The table below summarizes the Company’s commercial real estate loan investments as of March 31, 2026 and December 31, 2025 ($ in thousands):

Loan Type	Loan Amount (1)	Outstanding Principal	Fair Value	Weighted Average Interest Rate(2)	Weighted Average Maturity (years)	Weighted Average Maximum Maturity (years)(3)
March 31, 2026
Senior Loans	$2,545,729	$2,405,991	$2,405,991	SOFR + 3.66%	2.45	4.15
Mezzanine loan(4)	22,089	22,089	22,089	SOFR + 4.25%	2.00	3.00
Total	$2,567,818	$2,428,080	$2,428,080
December 31, 2025
Senior Loans	$2,277,216	$2,154,938	$2,154,938	SOFR + 3.71%	2.26	4.12
Mezzanine loan(4)	22,089	22,089	22,089	SOFR + 4.25%	1.00	3.00
Total	$2,299,305	$2,177,027	$2,177,027

(1)
Loan amount consists of outstanding principal balance plus unfunded loan commitments.
(2)
Represents weighted average interest rate of the most recent interest period in effect for each loan as of period end. As of March 31, 2026, loans earn interest at the one-month term Secured Overnight Financing Rate (“SOFR”) plus a spread and are subject to a weighted average rate floor of 6.96%. Payment terms for all loans are interest only with principal due at maturity.
(3)
Maximum maturity assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are subject to certain conditions as defined in the respective loan agreement.
(4)
Mezzanine loan is subordinate to the Company’s senior loan to the same borrower.

The tables below detail the property type and geographic location of the properties securing the Company’s commercial real estate loan investments as of March 31, 2026 and December 31, 2025 ($ in thousands):

	March 31, 2026		December 31, 2025
Property Type	Fair Value	Percentage	Fair Value	Percentage
Multifamily	$1,492,952	61.5%	$1,488,577	68.4%
Retail	194,773	8.0%	190,553	8.8%
Hospitality	241,744	10.0%	241,744	11.0%
Industrial	383,740	15.8%	151,332	7.0%
Senior Housing	114,871	4.7%	104,821	4.8%
Total	$2,428,080	100%	$2,177,027	100%

	March 31, 2026		December 31, 2025
Geographic Location	Fair Value	Percentage	Fair Value	Percentage
United States:
East	$838,752	34.5%	$825,006	37.9%
Midwest	62,530	2.6%	4,530	0.2%
West	818,470	33.7%	720,580	33.1%
South	708,328	29.2%	626,911	28.8%
Total	$2,428,080	100%	$2,177,027	100%

The weighted average loan-to-value ratio, a metric utilized in the fair value measurement of the Company’s commercial real estate loan investments, for the Company’s loan investments was approximately 69.98% and 70.28% as of March 31, 2026 and December 31, 2025, respectively.

4. Investments in Real Estate-Related Assets

Mortgage Servicing Rights

As of March 31, 2026 and December 31, 2025, the Company’s equity interest in a MSR portfolio was $77.8 million and $79.4 million, respectively. As of March 31, 2026 and December 31, 2025, the fair value of the MSR portfolio was $73.4 million and $74.8 million, respectively. The interest in the MSR portfolio represents $5.4 billion of unpaid principal balance on residential mortgage loans.

Residential Bridge Loans

The following table details the Company’s investment in residential bridge loans as of March 31, 2026 ($ in thousands):

Number of Loans	Loan Amount(1)	Outstanding Principal	Fair Value	Interest Rate	Maximum Maturity Date(2)
61	$46,692	$27,570	$27,570	10.00%	12/31/2026

The following table details the Company’s investment in residential bridge loans as of December 31, 2025 ($ in thousands):

Number of Loans	Loan Amount(1)	Outstanding Principal	Fair Value	Interest Rate	Maximum Maturity Date(2)
64	$44,692	$27,735	$27,735	10.00%	10/31/2026

(1) Loan amount consists of outstanding principal balance plus unfunded loan commitments.

(2) Maximum maturity date assumes all extension options are exercised.

Tax Lien Investments

As of March 31, 2026, the Company held the following tax lien investments ($ in thousands):

Location	Lien Count	Acquisition Date	Par Value	Fair Value
New Jersey	789	8/30/2024	$28,793	$28,687
Mississippi	1,181	9/4/2024	6,430	6,999
Colorado	1,277	10/23/2024	14,139	14,884
California	54,302	12/4/2024	56,296	59,318
Illinois	218	12/10/2024	5,115	5,095
New York	203	2/18/2025	3,636	3,434
Connecticut	565	4/28/2025	4,932	5,037
Ohio	134	4/28/2025	2,754	2,740
Florida	25,941	6/1/2025	158,423	157,993
Alabama	2	11/6/2025	119	118
Washington D.C.	13	11/6/2025	444	439
Massachusetts	14	11/6/2025	579	539
Maryland	3	11/6/2025	48	48
Total	84,642		$281,708	$285,331

As of December 31, 2025, the Company held the following tax lien investments ($ in thousands):

Location	Lien Count	Acquisition Date	Par Value	Fair Value
New Jersey	1,106	8/30/2024	$35,392	$35,263
Mississippi	1,433	9/4/2024	7,708	8,388
Colorado	1,750	10/23/2024	19,016	20,047
California	64,448	12/4/2024	67,386	70,974
Illinois	257	12/10/2024	5,946	5,921
New York	232	2/18/2025	4,430	4,224
Connecticut	631	4/28/2025	5,473	5,602
Ohio	163	4/28/2025	2,766	2,750
Florida	35,180	6/1/2025	214,964	214,326
Alabama	2	11/6/2025	118	118
Washington D.C.	16	11/6/2025	579	573
Massachusetts	22	11/6/2025	754	715
Maryland	3	11/6/2025	42	42
Total	105,243		$364,574	$368,943

As of March 31, 2026 and December 31, 2025, the Company recorded $0.8 million and $0.4 million, respectively, of bid deposits as a component of other assets on the Condensed Consolidated Balance Sheets.

5. Borrowings

Atlas Repurchase Facility

On October 11, 2024, a subsidiary of the Company, FCR DC JV Atlas Seller I LLC, as seller (the “Atlas Seller”), and Atlas Securitized Product Investments 2, L.P., as administrative agent and buyer (“Atlas”), entered into a Master Repurchase Agreement, as amended on April 23, 2025 and January 14, 2026 (together with the related transaction documents, the “Atlas Repurchase Agreement” and, the repurchase facility governed by the Atlas Repurchase Agreement, the “Atlas Repurchase Facility”). The Company provided a guaranty in connection with the Atlas Repurchase Agreement (the “Atlas Guaranty”). On January 14, 2026, the Atlas Seller and Atlas, Atlas Securitized Products Funding 1, L.P., Atlas Securitized Products Funding 2, L.P., Atlas Securitized Products Funding 3, L.P. and Atlas Securitized Products, L.P., each as a buyer, the Company, as guarantor and FCR DC JV Atlas Pledgor LLC, as equity pledgor entered into an second amendment (the “Second Amendment”) to the Master Repurchase Agreement, dated October 11, 2024. Pursuant to the Second Amendment, (i) the financing available in connection with the acquisition and origination by the Company of certain loans, as more particularly described in the Atlas Repurchase Agreement, was increased from an aggregate of $300.0 million to $450.0 million, (ii) Atlas Securitized Products Funding 1, L.P., Atlas Securitized Products Funding 2, L.P., Atlas Securitized Products Funding 3, L.P. and Atlas Securitized Products, L.P. were joined as buyers to the Atlas Repurchase Agreement and related Program Agreements (as defined in the Atlas Repurchase Agreement) and (iii) Credit Events (as defined in the Atlas Repurchase Agreement) were removed as a condition precedent to Margin Deficits (as defined in the Atlas Repurchase Agreement).

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

On November 20, 2025, (i) GS Seller I and Goldman Sachs as purchaser, entered into a third amendment to the GS Seller I Repurchase Agreement, as previously amended on December 18, 2024 and May 6, 2025 (together with the related transaction documents, the “Third Amended GS Seller I Repurchase Agreement”), (ii) GS Seller III and Goldman Sachs, as purchaser, entered into a third amendment to the GS Seller III Repurchase Agreement, as previously amended on December 18, 2024 and May 6, 2025 (together with the related transaction documents, the “Third Amended GS Seller III Repurchase Agreement”) and (iii) GS Seller II and Goldman Sachs, as purchaser entered into a second amendment to the GS Seller II Repurchase Agreement, as previously amended on May 6, 2025 (together with the related transaction documents, the “Second Amended GS Seller II Repurchase Agreement” and, together with the Third Amended GS Seller I Repurchase Agreement and Third Amended GS Seller III Repurchase Agreement, the “Amended GS Repurchase Agreements”). Pursuant to the Amended GS Repurchase Agreements, the financing available in connection with the acquisition and/or origination by the Company of certain loans, as more particularly described in the Amended GS Repurchase Agreements, was increased to an aggregate amount not to exceed $1.0 billion.

In connection with the Amended GS Repurchase Agreements, on November 20, 2025, the Company entered into a second amendment to guaranty with respect to each of the Third Amended GS Seller I Repurchase Agreement, the Third Amended GS Seller III Repurchase Agreement and the Second Amended GS Seller II Repurchase Agreement, each dated as of the date of the applicable Amended GS Repurchase Agreement (collectively, the “Amended GS Guaranties”). Pursuant to the Amended GS Guaranties, certain financial covenants were amended to reflect the Company’s current status, including to require (i) Tangible Net Worth (as defined in the Amended GS Guaranties) of not less than $750.0 million; provided, that, from and after the date on which the Company has closed not less than $1.5 billion of capital commitments, the Company will be required to maintain a Tangible Net Worth not less than $1.0 billion and (ii) Liquidity (as defined in the Amended GS Guaranties) of not below the greater of (A) $10.0 million and (B) ten percent of the sum of purchase price of certain purchased assets, with respect to clause (B) not to exceed $45.0 million as of such date.

MS Repurchase Facilities

On July 24, 2025, a subsidiary of the Company, FCR MS Seller LLC, as seller (the “MS Seller”), Morgan Stanley Mortgage Capital Holdings LLC (“Morgan Stanley”), as administrative agent for Morgan Stanley Bank, N.A. and such other financial institutions from time to time party thereto as buyers (“MSBNA” and, together with such other financial institutions from time to time party hereto, the “MS Buyers”) entered into a Master Repurchase and Securities Contract Agreement(together with the related transaction documents, the “MS Seller Repurchase Agreement”). The MS Seller Repurchase Agreement provides financing of up to an aggregate of $250.0 million in connection with the acquisition and/or origination by the Company of certain loans as more particularly described in the MS Seller Repurchase Agreement. Subject to the terms and conditions thereof, the MS Seller Repurchase Agreement provides for the purchase, sale and repurchase of mortgage loans, mezzanine loans and participation interests in such mortgage loans satisfying certain conditions set forth in the MS Seller Repurchase Agreement (collectively, the “MS Repurchase Facility”).

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

On March 12, 2026, the MS Seller, Morgan Stanley, as administrative agent for MS Buyers entered into an amendment (the “Amended MS Seller Repurchase Agreement”) to the MS Seller Repurchase Agreement. Pursuant to the Amended MS Seller Repurchase Agreement, the financing available in connection with the acquisition and/or origination by the Company of certain loans as more particularly described in the MS Seller Repurchase Agreement was increased from an aggregate of $250.0 million to $500.0 million.

The Amended MS Seller Repurchase Agreement and the MS Guaranty contain various restrictions and covenants that are customary for similar agreements, including financial covenants relating to the Company’s minimum net worth, liquidity and maximum leverage.

NS Seller I Repurchase Facility

On November 21, 2025, a subsidiary of the Company, FCR NS Seller I LLC, as seller (the “NS Seller I”), and Goldman Sachs, as buyer and as repo agent, entered into a Master Repurchase Agreement (together with the related transaction documents, the “NS Seller I Repurchase Agreement”). The NS Seller I Repurchase Agreement provides financing of up to an aggregate of $200.0 million in connection with the acquisition by the Company or an affiliate of the Company of certain loans as more particularly described in the NS Seller I Repurchase Agreement. Subject to the terms and conditions thereof, the NS Seller I Repurchase Agreement provides for the purchase, sale and repurchase of mortgage loans secured by residential, multi-family or commercial property satisfying certain conditions set forth in the NS Seller I Repurchase Agreement (collectively, the “NS Seller I Repurchase Facility”).

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

On May 1, 2025, FCR TL Holdings, as borrower, JPMorgan, as administrative agent and lender, and the Company, as guarantor, entered into Amendment No. 1 to the Revolving Credit Facility (“Revolving Credit Facility Amendment No. 1”). Pursuant to the Revolving Credit Facility Amendment, the limitation on the maximum amount borrowable under the Revolving Credit Facility was amended to remove limitations based on the borrowings of other Fortress funds on facilities between such entities and JPMorgan. The maximum loan amount under the Revolving Credit Facility remains at $300.0 million, subject to the termination and condition set forth in the Revolving Credit Facility.

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

On November 6, 2025, FCR TL Holdings, as borrower, the Company, as guarantor, and JPMorgan, as administrative agent and lender, entered into the Amendment No. 3 (the “Revolving Credit Facility Amendment No. 3”) to the Subsidiary Loan Agreement. Pursuant to the Revolving Credit Facility Amendment No. 3, the maximum loan amount under the Revolving Credit Facility was increased from $300.0 million to $400.0 million and certain other legacy defined terms that no longer apply, were removed.

The table below summarizes the Company’s Repurchase Facilities and Revolving Credit Facility borrowings as of March 31, 2026 ($ in thousands):

	Principal Outstanding Balance as of March 31, 2026	Maximum Facility Size	Weighted Average Interest Rate	Maturity Date
Repurchase Facilities:
GS Seller I Repurchase Facility	$878,964	$892,402	5.97%	8/16/2027
GS Seller II Repurchase Facility	57,180	57,180	5.77%	8/16/2027
GS Seller III Repurchase Facility	50,418	50,418	6.05%	8/16/2027
Atlas Repurchase Facility	281,407	450,000	5.90%	10/11/2027
Morgan Stanley Repurchase Facility	242,621	500,000	5.42%	7/24/2029
NS Seller I Repurchase Facility	—	200,000	—%	11/21/2027
Total Repurchase Facilities	1,510,590	2,150,000
Deferred Financing Costs, net	(5,398)
Total Repurchase Facilities, net	1,505,192
Revolving Credit Facility:
JPM Revolving Credit Facility	227,319	400,000	5.41%	5/8/2027
Deferred Financing Costs, net	(105)
Revolving Credit Facility, net	227,214
Total	$1,732,406	$2,550,000

The table below summarizes the Company’s Repurchase Facilities and Revolving Credit Facility borrowings as of December 31, 2025 ($ in thousands):

	Principal Outstanding Balance as of December 31, 2025	Maximum Facility Size	Weighted Average Interest Rate	Maturity Date
Repurchase Facilities:
GS Seller I Repurchase Facility	$784,949	$859,027	6.23%	8/16/2027
GS Seller II Repurchase Facility	57,180	57,180	6.07%	8/16/2027
GS Seller III Repurchase Facility	83,793	83,793	6.20%	8/16/2027
Atlas Repurchase Facility	264,653	300,000	6.19%	10/11/2027
Morgan Stanley Repurchase Facility	202,350	250,000	5.62%	7/24/2029
NS Seller I Repurchase Facility	—	200,000	0.00%	11/21/2027
Total Repurchase Facilities	1,392,925	1,750,000
Deferred Financing Costs, net	(5,946)
Total Repurchase Facilities, net	1,386,979
Revolving Credit Facility:
JPM Revolving Credit Facility	295,207	400,000	6.11%	5/8/2027
Deferred Financing Costs, net	(129)
Revolving Credit Facility, net	295,078
Total	$1,682,057	$2,150,000

The table below shows the aggregate amount of maturities of our outstanding borrowings over the next five years and thereafter as of March 31, 2026 ($ in thousands):

Year	Repurchase Facilities	Revolving Credit Facility
2026 (Remaining)	$—	$—
2027	1,267,969	227,319
2028	—	—
2029	242,621	—
2030	—	—
2031	—	—
Thereafter	—	—
Total	$1,510,590	$227,319

The Company is subject to various financial and operational covenants under the Repurchase Facilities and Revolving Credit Facility. These covenants require the Company to maintain certain financial ratios, which include leverage and fixed charge coverage, among others. As of March 31, 2026, the Company was in compliance with all of its loan covenants.

6. Equity and Non-Controlling Interests

Authorized Capital

As of March 31, 2026, the Company had the authority to issue an unlimited number of preferred shares and 11 classes of common shares including Class B, Class R, Class J-1, Class J-2, Class J-3, Class J-4, Class J-5, Class S, Class D, Class I, Class E, Class F-I and Class F-S. Class E shares are classified as redeemable common shares on the Company’s Condensed Consolidated Balance Sheets. Each class of common shares and preferred shares has a par value of $0.01. The Company’s board of trustees has the ability to establish the preferences and rights of each class or series of preferred shares, without shareholder approval, and as such, it may afford the holders of any series or class of preferred shares preferences, powers and rights senior to the rights of holders of common shares. The differences among the common share classes relate to ongoing servicing fees, management fees, performance participation allocation and share repurchase rights. Other than differences in fees and repurchase rights, each class of common shares has the same economic and voting rights.

Common Shares

For the three months ended March 31, 2026 and 2025, the below tables detail the movement in the Company’s outstanding common shares (in thousands):

	Three Months Ended March 31, 2026
	Class B	Class R	Class J-1	Class J-2	Class J-4	Class S	Class I	Class E	Total
December 31, 2025	25,338	4,474	15,867	3,372	5,116	1,107	5,359	1,268	61,901
Common shares issued	706	—	—	—	878	416	1,788	14	3,802
Distribution reinvestment	151	23	172	48	45	13	40	5	497
Class transfers	50	(150)	100	—	—	—	—	—	—
Common shares repurchased	—	—	—	—	(97)	(9)	—	—	(106)
March 31, 2026	26,245	4,347	16,139	3,420	5,942	1,527	7,187	1,287	66,094

	Three Months Ended March 31, 2025
	Class B	Class R	Class J-1	Class J-2	Class J-4	Class S	Class I	Class E	Total
December 31, 2024	9,401	976	—	—	—	—	18	1,133	11,528
Common shares issued	8,167	2,593	8,350	2,243	—	—	166	138	21,657
Distribution reinvestment	84	9	15	8	—	—	—	3	119
Class transfers	7	(7)	—	—	—	—	—	—	—
Common shares repurchased	—	—	—	—	—	—	—	—	—
March 31, 2025	17,659	3,571	8,365	2,251	—	—	184	1,274	33,304

Redeemable Common Shares

Affiliates of the Adviser hold Class E shares of the Company. See Note 9 - Related Party Transactions for further details on related party share ownership. The ability of the Class E holders to redeem the Class E shares for cash is outside of the Company’s control. Therefore, the Company has classified these Class E shares that are held by affiliates of the Adviser as redeemable common shares outside of equity on the Company’s Condensed Consolidated Balance Sheets. The Company received proceeds from the issuance of redeemable common shares of $0 and $2.6 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, the Company had 1,287,257 and 1,267,756 redeemable common shares issued and outstanding, respectively.

The redeemable common shares are recorded at the greater of (i) their carrying amount, or (ii) their redemption value, which is equivalent to the fair value of the shares at the end of each measurement period. Accordingly, the Company did not record an allocation adjustment for the three months ended March 31, 2026. An allocation adjustment of $63,285 was recorded for the three months ended March 31, 2025.

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

Other than as described for redeemable common shares, the Company is not obligated to repurchase any shares, including shares held by the Adviser acquired as payment of the Adviser’s management fee or performance fee, and may choose to repurchase fewer shares than have been requested to be repurchased, or none at all, in its discretion at any time. Further, the Company’s board of trustees may make exceptions to, modify or suspend the Company’s share repurchase plan (including to make exceptions to the repurchase limitations or purchase fewer shares than such repurchase limitations) if it deems such action to be in the Company’s best interest. In the event that the Company determines to repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the quarter will be repurchased on a pro rata basis.

The Company repurchased 108,083 common shares for $2.1 million for the three months ended March 31, 2026, which was payable to investors as of March 31, 2026. The Company had no unfulfilled repurchase requests during the three months ended March 31, 2026.

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

For the three months ended March 31, 2026 and 2025, the aggregate net distributions declared for each applicable class of common shares are below:

	Three Months Ended March 31, 2026
	Class B	Class R	Class J-1	Class J-2	Class J-4	Class S	Class I	Class E
Aggregate net distributions declared per share of common shares	$0.4136	$0.3716	$0.3890	$0.4015	$0.3359	$0.3207	$0.3657	$0.4637

	Three Months Ended March 31, 2025
	Class B	Class R	Class J-1(1)	Class J-2(1)	Class J-4	Class S	Class I	Class E
Aggregate net distributions declared per share of common shares	$0.4032	$0.3606	$0.2527	$0.2610	$—	$—	$0.3401	$0.4032

(1)
Shares were outstanding for a portion of the three months ended March 31, 2025.

Non-controlling Interests

As of March 31, 2026, the Company had one entity with non-controlling interests which the Company consolidates. As of March 31, 2026, equity of the joint venture was $133.8 million, of which the Company owned $113.7 million and the remaining $20.1 million was allocated to non-controlling interests.

As of December 31, 2025, total equity of the joint ventures was $158.4 million, of which the Company owned $134.5 million and the remaining $23.9 million was allocated to non-controlling interests.

Share Based Compensation

The Company accrued $0.1 million and $0.3 million of non-cash compensation expense as of March 31, 2026 and December 31, 2025, respectively.

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

For the three months ended March 31, 2026 and 2025, net earnings per common share is computed as below ($ in thousands, except per share data):

	Three Months Ended March 31, 2026
	Class B	Class R	Class J-1	Class J-2	Class J-4	Class S	Class I	Class E	Total
Net income	$9,741	$1,646	$5,967	$1,268	$1,825	$412	$2,081	$543	$23,483
Weighted average number of common shares outstanding	26,164	4,423	16,013	3,404	5,765	1,284	6,494	1,285	64,832
Earnings per common share — basic and diluted	$0.37	$0.37	$0.37	$0.37	$0.32	$0.32	$0.32	$0.42	$0.36

Three Months Ended March 31, 2025
Net income	$10,356
Weighted average number of common shares outstanding	25,508
Earnings per common share — basic and diluted	$0.41

8. Fair Value of Financial Instruments

The following table presents the Company’s investment assets carried at fair value on a recurring basis on the Condensed Consolidated Balance Sheets by their level in the fair value hierarchy as of March 31, 2026 ($ in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3
Financial Assets:
Commercial real estate loan investments	$—	$—	$2,428,080
Investments in real estate-related assets:
Mortgage servicing rights	—	73,396	—
Residential bridge loans	—	—	27,570
Tax liens	—	—	285,331
Total investments in real estate-related assets:	—	73,396	312,901
Total	$—	$73,396	$2,740,981

During the three months ended three months ended March 31, 2026, the Company’s mortgage servicing rights portfolio was transferred from Level 3 to Level 2 of the fair value hierarchy as a result of executing a signed purchase and sale agreement.

The following table presents the Company’s investment assets carried at fair value on a recurring basis on the Condensed Consolidated Balance Sheets by their level in the fair value hierarchy as of December 31, 2025 ($ in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3
Financial Assets:
Commercial real estate loan investments	$—	$—	$2,177,027
Investments in real estate-related assets:
Mortgage servicing rights	—	—	74,848
Residential bridge loans	—	—	27,735
Tax liens	—	—	368,943
Total investments in real estate-related assets:	—	—	471,526
Total	$—	$—	$2,648,553

The following tables summarize changes in investments for the three months ended March 31, 2026 and 2025 ($ in thousands):

	Three Months Ended March 31, 2026
	Commercial Real Estate Loan Investments	Mortgage Servicing Rights	Residential Bridge Loans	Tax Liens
Balance at December 31, 2025	$2,177,027	$74,848	$27,735	$368,943
Loan originations and fundings	324,882	50	6,965	4,433
Repayments	(75,178)	—	(7,130)	(87,268)
Return of capital	—	(1,616)	—	—
Net realized loss on investments	—	—	—	(820)
Net unrealized gain on investments	1,349	114	—	43
Balance at March 31, 2026	$2,428,080	$73,396	$27,570	$285,331

	Three Months Ended March 31, 2025
	Commercial Real Estate Loan Investments	Mortgage Servicing Rights	Residential Bridge Loans	Tax Liens
Balance at December 31, 2024	$370,401	$9,835	$2,750	$68,082
Loan originations and fundings	501,505	70,878	279	5,555
Repayments	—	—	—	(16,969)
Return of capital	—	(624)	—	—
Net realized loss on investments	—	—	—	(524)
Net unrealized loss on investments	—	(713)	—	—
Balance at March 31, 2025	$871,906	$79,376	$3,029	$56,144

The key unobservable inputs used in determining the fair value of the Company’s investments as of March 31, 2026 were as follows:

Level 3 Asset Category	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs	Impact to Valuation from an Increase in Input
Commercial real estate loan investments	$2,428,080	Discounted cash flow	Discount rate	6.27% - 9.49%	Decrease
Investments in real estate-related assets:
Residential bridge loans	$27,570	Discounted cash flow	Discount rate	10.00%	Decrease
Tax liens	$285,331	Yield analysis	Yield	0% - 19.58%	Increase

The key unobservable inputs used in determining the fair value of the Company’s investments as of December 31, 2025 were as follows:

Level 3 Asset Category	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs	Impact to Valuation from an Increase in Input
Commercial real estate loan investments	$2,177,027	Discounted cash flow	Discount rate	4.10% - 12.84%	Decrease
Investments in real estate-related assets:
Mortgage servicing rights	$74,848	NAV	NAV	$74,848	Increase
Residential bridge loans	$27,735	Discounted cash flow	Discount rate	10.00%	Decrease
Tax liens	$368,943	Yield analysis	Yield	5.20% - 17.02%	Increase

9. Related Party Transactions

Due to Affiliate

The following table details the components of due to affiliates on the Condensed Consolidated Balance Sheets ($ in thousands):

	March 31, 2026	December 31, 2025
Advanced organizational and offering costs	$5,110	$5,401
General and administrative expenses	3,308	3,237
Accrued management fee	1,174	1,090
Accrued performance participation allocation	561	503
Accrued shareholder servicing fee	52,145	50,439
Total	$62,298	$60,670

Advanced Organizational and Offering Costs

The Adviser has agreed to advance organization and offering costs on behalf of the Company (including legal, accounting and other expenses attributable to the organization, but excluding ongoing servicing fees) through August 1, 2025, the first anniversary of the initial closing of the Company’s private offering. The Company is reimbursing the Adviser for all such advanced expenses in equal monthly installments over the 60-month period that began on August 1, 2025. Additionally, the Adviser pays certain other general corporate expenses on behalf of the Company. Such expenses are reimbursed by the Company to the Adviser in the ordinary course. Any amount due to the Adviser but not paid is recorded as a component of due to affiliate on the Condensed Consolidated Balance Sheets. As of March 31, 2026 and December 31, 2025, $5.1 million and $5.4 million, respectively, of reimbursable costs were payable to the Adviser.

General and Administrative Expense

The Adviser has agreed to advance certain operating costs, including debt issuance costs and general and administrative expenses, incurred through December 31, 2024. The Company is reimbursing the Adviser for all such advanced operating expenses in equal monthly installments over the 60-month period that began on January 1, 2025. Additionally, the Adviser pays certain other general corporate expenses on behalf of the Company. Such expenses are reimbursed by the Company to the adviser in the ordinary course. As of March 31, 2026 and December 31, 2025, the Adviser had incurred operating expenses, including general and administrative expenses of $3.1 million and $2.8 million, respectively, on behalf of the Company, that are recorded as a component of due to affiliates on the Condensed Consolidated Balance Sheets. Additionally, approximately $0.1 million and $0.4 million were payable to the Board of Trustees related to compensation expense at March 31, 2026 and December 31, 2025, respectively.

Management Fee

As compensation for its services provided pursuant to the management agreement, the Adviser, for Class J-4 shares, Class J-5 shares, Class S shares, Class D shares and Class I shares, will be paid a management fee of 1.25% of NAV per annum payable monthly, and for Class B shares, Class R shares, Class J-1 shares, Class J-2 shares, Class J-3 shares, Class E shares, Class F-I shares and Class F-S shares, a management fee of 1.00% of NAV per annum payable monthly. The management fee paid in respect of any Class B shares, Class R shares, Class J-1 shares, Class J-2 shares or Class J-3 shares that are purchased by a shareholder until March 31, 2025 were waived. The Adviser agreed to waive the management fee in respect of any Class E shares issued for so long as the Company qualifies as a “publicly offered REIT.” During the three months ended March 31, 2026 and 2025, the Company recognized $3.3 million and $7,931, respectively, of management fees in the Company’s Condensed Consolidated Statements of Operations.

Performance Fee

The Adviser may be entitled to a performance fee, which is accrued monthly and payable quarterly in arrears. The performance fee will be in an amount equal to 12.5% of the Company’s Core Earnings (as defined below) (and, in the case of Class F-I shares and Class F-S shares, 10.0% of Core Earnings) for the immediately preceding calendar quarter, subject to the “hurdle rate,” which is expressed as a rate of return on adjusted capital, equal to 1.25% per quarter, or an annualized hurdle rate of 5.0%.

Once the Company’s Core Earnings in any calendar quarter exceeds the hurdle rate, the Adviser is entitled to a “catch-up” fee equal to the amount of Core Earnings in excess of the hurdle rate, until the Company’s Core Earnings for such quarter exceeds the result of (i) the hurdle rate divided by (ii) 0.875 (or 1 minus 0.125) of adjusted capital. Thereafter, the Adviser is entitled to receive 12.5% of the Company’s Core Earnings (and, in the case of Class F-I shares and Class F-S shares, 10.0% of Core Earnings). The Company will not pay the Adviser a performance fee with respect to the Class B shares, Class R shares, Class J-I shares, Class J-2 shares, Class J-3 shares or Class E shares.

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

During the three months ended March 31, 2026 and 2025, the Company recognized $0.6 million and $7,263, respectively, of performance participation allocation expense in the Company’s Condensed Consolidated Statements of Operations.

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
•
0.50% per annum for Class J-1 and Class J-4 shareholders
•
0.25% per annum for Class J-2 and Class D shareholders

The ongoing shareholder servicing fees are paid monthly in arrears. At the time such shares are sold to a shareholder, the Company accrues an estimate of the future shareholder servicing payable to the Dealer Manager. The estimate is based on expected holding period by the shareholders of approximately 10 years and level of servicing fees attributable to each share class. The Company subsequently reassesses such liability at each reporting period.

Related Party Share Ownership

As of March 31, 2026, FIG LLC owns 998,345 Class E shares for an aggregate purchase price of $20.0 million.

10. Commitments and Contingencies

Commitments and contingencies may arise in the ordinary course of business. As of March 31, 2026, the Company had unfunded commitments of up to $139.7 million, $72.2 million and $19.1 million related to its CRE loan investments, equity investments in the mortgage servicing rights portfolio subscription agreement and residential bridge loan investments, respectively. The exact timing and amounts of such future fundings are uncertain. As of December 31, 2025, the Company had unfunded commitments of up to $122.3 million, $70.6 million and $17.0 million related to its CRE loan investments, equity investments in the mortgage servicing rights portfolio subscription agreements and residential bridge loan investments, respectively.

As of March 31, 2026, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

11. Economic Dependency

The Company is dependent on the Adviser and its affiliates for certain services that are essential to it, including the sale of the Company’s common shares, origination, acquisition and disposition decisions, and certain other responsibilities. In the event that the Adviser and its affiliates are unable to provide such services, the Company would be required to find alternative service providers.

12. Subsequent Events

Investment Activity

Subsequent to March 31, 2026, the Company originated the following CRE loans ($ in thousands):

Location	Property Type	Origination Date	Loan Amount (1)	Outstanding Principal	Interest Rate(2)	Maturity Date
West	Multifamily	4/9/2026	$22,949	$19,006	SOFR + 2.95%	4/9/2028
West	Retail	4/9/2026	6,728	4,887	SOFR + 8.25%	11/30/2026
East	Multifamily	4/16/2026	6,275	5,680	SOFR + 3.25%	4/16/2028
East	Multifamily	4/20/2026	2,500	2,500	SOFR + 3.75%	4/20/2028
East	Multifamily	4/22/2026	51,485	47,011	SOFR + 3.15%	4/8/2029
East	Multifamily	4/27/2026	8,000	5,532	SOFR + 3.25%	4/27/2028
East	Multifamily	4/28/2026	9,500	8,500	SOFR + 3.03%	4/28/2028
East	Multifamily	4/30/2026	50,000	50,000	SOFR + 2.85%	4/30/2028
East	Multifamily	4/30/2026	21,500	21,500	SOFR + 2.85%	4/30/2028
West	Hospitality	4/30/2026	27,500	27,250	SOFR + 3.85%	4/30/2028
South	Multifamily	5/8/2026	161,120	134,898	SOFR + 3.25%	5/8/2029
Total			$367,557	$326,764

(1)
Loan amount consists of outstanding principal balance plus unfunded loan commitments.
(2)
Loans earn interest at the one-month term SOFR plus a spread. Payment terms for all loans are interest only with principal due at maturity.

Subsequent to March 31, 2026, the Company received $6.8 million related to the repayment of the outstanding principal balance of one commercial real estate loan.

Subsequent to March 31, 2026, the Company acquired the following tax liens ($ in thousands):

Location	Purchase Price
Florida	$55,187
Connecticut	1,371
Illinois	680
New Jersey	449
Ohio	59
Alabama	5
Massachusetts	5
Total	$57,756

Subsequent to March 31, 2026, the Company purchased an additional pool of 10 residential bridge loans with a total loan amount and outstanding principal balance of $7.0 million and $0.9 million, respectively. Additionally, the Company funded $2.6 million towards the principal balance of existing residential bridge loans.

Borrowing Activity

The following table summarizes the Company’s borrowings and paydowns subsequent to March 31, 2026 ($ in thousands):

	Borrowings	Paydowns	Ending Balance	Weighted Average Interest Rate	Maturity Date
Repurchase Facilities:
GS Seller I Repurchase Facility	$475	$—	$879,439	5.96%	8/16/2027
GS Seller II Repurchase Facility	—	—	57,180	5.77%	8/16/2027
GS Seller III Repurchase Facility	37,500	—	87,918	5.88%	8/16/2027
Atlas Repurchase Facility	11,535	(5,717)	287,225	5.90%	10/11/2027
Morgan Stanley Repurchase Facility	162,741	—	405,362	5.41%	7/24/2029
NS Seller I Repurchase Facility	—	—	—	—%	11/21/2027
Santander Repurchase Facility	103,192	—	103,192	5.22%	4/8/2029
Total Repurchase Facilities	315,443	(5,717)	1,820,316
JPM Revolving Credit Facility	38,752	(25,007)	241,064	5.39%	10/15/2028
Total	$354,195	$(30,724)	$2,061,380

Santander Repurchase Facility

On April 8, 2026, subsidiaries of the Company, FCR CRE Toro Seller LLC and Dwight FCR-2025 LLC, each as seller (each, a “Santander Seller” and together, the “Santander Sellers”) and Banco Santander, S.A. New York Branch (the “Santander Buyer”) entered into an Uncommitted Master Repurchase Agreement (together with the related transaction documents, the “Santander Repurchase Agreement”). The Santander Repurchase Agreement provides up to an aggregate of $350.0 million of uncommitted financing in connection with the acquisition and/or origination by the Company of certain loans as more particularly described in the Santander Repurchase Agreement. Subject to the terms and conditions thereof, the Santander Repurchase Agreement provides for the purchase, sale and repurchase of mortgage loans, mezzanine loans and participation interests in such mortgage loans satisfying certain conditions set forth in the Santander Repurchase Agreement (collectively, the “Santander Repurchase Facility”).

Advances under the Santander Repurchase Agreement accrue interest at a per annum rate equal to Term SOFR for a one-month period plus a margin as agreed upon by the Santander Buyer and the applicable Santander Seller for each transaction. The termination date of the Santander Repurchase Agreement is April 8, 2029, as such date may be extended without availability for new transactions for an amortization extension period of up to one additional year, subject to satisfaction of certain customary conditions in accordance with the Santander Repurchase Agreement.

In connection with the Santander Repurchase Agreement, the Company entered into a Limited Guaranty Agreement, dated April 8, 2026 (the “Santander Guaranty”), under which the Company (i) guarantees losses associated with customary non-recourse carve-outs with respect to the Company and the Santander Sellers and (ii) agrees to satisfy certain financial covenants including minimum net worth, liquidity and maximum leverage. The Santander Guaranty may become fully recourse to the Company up to the entire amount needed for the Santander Sellers to repurchase the loans and interests in such loans comprising the Santander Repurchase Facility if the Santander Sellers or the Company become the subject of a voluntary or collusive involuntary proceeding under any bankruptcy, insolvency or similar law and for other customary insolvency related actions. The Company is also liable under the Santander Guaranty for costs, expenses, damages and losses actually incurred by the Santander Buyer resulting from customary “bad boy” events pertaining to the Company and/or any Santander Seller as described in the Santander Guaranty.

Revolving Credit Facility

On April 14, 2026, FCR TL Holdings, as borrower, the Company, as guarantor, and JPMorgan, as administrative agent and lender, entered into the Amendment No. 4 (the “Revolving Credit Facility Amendment No. 4”) to the Subsidiary Loan Agreement. Pursuant to the Revolving Credit Facility Amendment No. 4, the Available Period (as defined in the Subsidiary Loan Agreement) was extended to (but excluding) October 15, 2027 and the maturity date of the Revolving Credit Facility was extended to October 15, 2028 or such earlier date upon which the Subsidiary Loan Agreement shall terminate in accordance with the provisions thereof.

GS Repurchase Facilities

On April 30, 2026, a subsidiary of the Company, GS Seller I, as seller, and Goldman Sachs as purchaser, entered into a fourth amendment to the Master Repurchase Agreement, dated August 16, 2024, and amended on December 18, 2024, May 6, 2025 and November 20, 2025 (together with the related transaction documents, the “Amended Existing GS Repurchase Agreement”). Pursuant to the Amended Existing GS Repurchase Agreement, the financing available in connection with the acquisition and/or origination by the Company of certain loans, as more particularly described in the Amended Existing GS Repurchase Agreement, was increased to an aggregate amount not to exceed $1.3 billion during a temporary upsize period ending no later than 180 days after April 30, 2026 (the “Upsize Period”).

In connection with the Amended Existing GS Repurchase Agreement, on April 30, 2026, the Company entered into a third amendment to the Guaranty, dated August 16, 2024, and amended on March 18, 2025, May 6, 2025 and November 20, 2025 (the “Amended Existing GS Guaranty”). Pursuant to the Amended Existing GS Guaranty, certain financial covenants were amended to reflect the Company’s current status, including to require Liquidity (as defined in the Amended Existing GS Guaranty) of not below the greater of (A) $10.0 million and (B) ten percent of the sum of purchase price of certain purchased assets, with respect to clause (B) not to exceed $50.0 million as of such date during the Upsize Period and not to exceed $45.0 million as of such date thereafter.

Proceeds from the Issuance of Common Shares

Subsequent to March 31, 2026, the Company issued the following shares (in thousands, except for share amounts):

	Shares	Gross Proceeds
Class B	101,692	$2,037
Class R	15,594	310
Class J-1	114,808	2,283
Class J-2	32,720	650
Class J-4	792,086	15,932
Class S	150,475	3,023
Class I	951,240	19,105
Class E	3,164	63
Class F-I	24,401	490
Class F-S	72,178	1,450
Total	2,258,358	$45,343

The Company has performed an evaluation of subsequent events through May 12, 2026, which is the date the condensed consolidated financial statements were issued. Other than those items previously disclosed, no other events have occurred that require consideration as adjustments to, or disclosures in, the condensed consolidated financial statements.

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

As of March 31, 2026, we have received aggregate proceeds of $1.3 billion from the sale of our common shares. The Company has primarily used the net proceeds to make investments in real estate debt and other investments as further described below under “Overall Portfolio.” The Company intends to continue selling common shares on a monthly basis.

Market Conditions and Trends

The Company’s businesses are materially affected by conditions in the financial markets and economic conditions in the United States and, to a lesser extent, elsewhere in the world.

During the first quarter of 2026, the persistence of elevated inflation and uncertainty surrounding interest rates, in conjunction with geopolitical instability (including the conflict between Russia and Ukraine and the conflict in the Middle East, including between the U.S. and Iran and other developing conflicts), and limited visibility into future capital availability continued to weigh on industry deal activity and market valuations.

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

Recent Developments

Since March 31, 2026, and through and including the date hereof, we have (i) originated 11 CRE loans across the United States with an aggregate loan amount and outstanding principal amount of $367.6 million and $326.8 million, respectively, (ii) received $6.8 million related to the repayment of the outstanding principal balance of one CRE loan (iii) acquired $57.8 million of tax liens across seven states, (iv) acquired a new pool of residential bridge loans with a total loan amount and outstanding principal balance of $7.0 million and $0.9 million, respectively, (v) funded an additional $2.6 million towards the outstanding principal balance of existing residential bridge loans, (vi) issued and sold an aggregate of 2,258,358 common shares in our private offering, resulting in proceeds of $45.3 million and (vii) entered into the Santander Repurchase Facility, amended the

Subsidiary Loan Agreement and amended the GS Repurchase Facilities as described below (see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 12. Subsequent Events” and the section titled “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds”).

Santander Repurchase Facility

On April 8, 2026, subsidiaries of the Company, FCR CRE Toro Seller LLC and Dwight FCR-2025 LLC, each as seller (each, a “Santander Seller” and together, the “Santander Sellers”) and Banco Santander, S.A. New York Branch (the “Santander Buyer”) entered into an Uncommitted Master Repurchase Agreement (together with the related transaction documents, the “Santander Repurchase Agreement”). The Santander Repurchase Agreement provides up to an aggregate of $350.0 million of uncommitted financing in connection with the acquisition and/or origination by the Company of certain loans as more particularly described in the Santander Repurchase Agreement. Subject to the terms and conditions thereof, the Santander Repurchase Agreement provides for the purchase, sale and repurchase of mortgage loans, mezzanine loans and participation interests in such mortgage loans satisfying certain conditions set forth in the Santander Repurchase Agreement (collectively, the “Santander Repurchase Facility”).

Advances under the Santander Repurchase Agreement accrue interest at a per annum rate equal to Term SOFR for a one-month period plus a margin as agreed upon by the Santander Buyer and the applicable Santander Seller for each transaction. The termination date of the Santander Repurchase Agreement is April 8, 2029, as such date may be extended without availability for new transactions for an amortization extension period of up to one additional year, subject to satisfaction of certain customary conditions in accordance with the Santander Repurchase Agreement.

In connection with the Santander Repurchase Agreement, the Company entered into a Limited Guaranty Agreement, dated April 8, 2026 (the “Santander Guaranty”), under which the Company (i) guarantees losses associated with customary non-recourse carve-outs with respect to the Company and the Santander Sellers and (ii) agrees to satisfy certain financial covenants including minimum net worth, liquidity and maximum leverage. The Santander Guaranty may become fully recourse to the Company up to the entire amount needed for the Santander Sellers to repurchase the loans and interests in such loans comprising the Santander Repurchase Facility if the Santander Sellers or the Company become the subject of a voluntary or collusive involuntary proceeding under any bankruptcy, insolvency or similar law and for other customary insolvency related actions. The Company is also liable under the Santander Guaranty for costs, expenses, damages and losses actually incurred by the Santander Buyer resulting from customary “bad boy” events pertaining to the Company and/or any Santander Seller as described in the Santander Guaranty.

Subsidiary Loan Agreement

On April 14, 2026, FCR TL Holdings LLC (“FCR TL Holdings”), a subsidiary of the Company, as borrower, the Company, as guarantor, and JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent and lender, entered into the Amendment No. 4 (the “Revolving Credit Facility Amendment No. 4”) to the Loan and Security Agreement, dated as of November 8, 2024 (as amended by that certain Amendment No.1, dated as of May 1, 2025, that certain Amendment No. 2, dated as of August 14, 2025 and that certain Amendment No. 3, dated as of November 6, 2025 and as further amended by the Revolving Credit Facility Amendment No. 4, the “Subsidiary Loan Agreement”). Pursuant to the Revolving Credit Facility Amendment No. 4, the Available Period (as defined in the Subsidiary Loan Agreement) was extended to (but excluding) October 15, 2027 and the maturity date of the Revolving Credit Facility was extended to October 15, 2028 or such earlier date upon which the Subsidiary Loan Agreement shall terminate in accordance with the provisions thereof.

GS Repurchase Facilities

On April 30, 2026, a subsidiary of the Company, FCR GS Seller I LLC, as seller, and Goldman Sachs Bank USA (“Goldman Sachs”) as purchaser, entered into a fourth amendment to the Master Repurchase Agreement, dated August 16, 2024, and amended on December 18, 2024, May 6, 2025 and November 20, 2025 (together with the related transaction documents, the “Amended Existing GS Repurchase Agreement”). Pursuant to the Amended Existing GS Repurchase Agreement, the financing available in connection with the acquisition and/or origination by the Company of certain loans, as more particularly described in the Amended Existing GS Repurchase Agreement, was increased to an aggregate amount not to exceed $1.3 billion during a temporary upsize period ending no later than 180 days after April 30, 2026 (the “Upsize Period”).

In connection with the Amended Existing GS Repurchase Agreement, on April 30, 2026, the Company entered into a third amendment to the Guaranty, dated August 16, 2024, and amended on March 18, 2025, May 6, 2025 and November 20, 2025 (the “Amended Existing GS Guaranty”). Pursuant to the Amended Existing GS Guaranty, certain financial covenants were amended to reflect the Company’s current status, including to require Liquidity (as defined in the Amended Existing GS

Guaranty) of not below the greater of (A) $10.0 million and (B) ten percent of the sum of purchase price of certain purchased assets, with respect to clause (B) not to exceed $50.0 million as of such date during the Upsize Period and not to exceed $45.0 million as of such date thereafter.

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

Q1 2026 Highlights

Operating Results

We declared monthly net distributions totaling $25.4 million for the three months ended March 31, 2026. The details of our total returns are shown in the following table:

	Class B	Class R	Class J-1	Class J-2	Class J-3	Class J-4	Class J-5	Class S	Class D	Class I	Class E
Inception-to-Date Total Return (1)	8.40%	7.00%	6.84%	7.04%	—%	5.88%	—%	5.02%	—%	8.03%	8.99%

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

Investment Activity

For the three months ended March 31, 2026, we originated the below senior secured CRE loans ($ in thousands):

Loan Type	Loan Amount (1)	Outstanding Principal	Fair Value	Weighted Average Interest Rate(2)	Weighted Average Maturity (years)	Weighted Average Maximum Maturity (years)(3)
Senior Loans	$334,689	$299,305	$299,305	SOFR + 3.20%	2.74	4.15
Total	$334,689	$299,305	$299,305

(1)
Loan amount consists of outstanding principal balance plus unfunded loan commitments.
(2)
Represents weighted average interest rate of the most recent interest period in effect for each loan as of period end. As of March 31, 2026, loans earn interest at the one-month term Secured Overnight Financing Rate (“SOFR”) plus a spread and are subject to a weighted-average rate floor of 5.18%. Payment terms for all loans are interest only with principal due at maturity.
(3)
Maximum maturity assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are subject to certain conditions as defined in the respective loan agreement.

The tables below detail the property type and geographic location of the properties securing our CRE loan investments originated during the three months ended March 31, 2026 ($ in thousands):

	Three Months Ended March 31, 2026
Property Type	Fair Value	Percentage
Multifamily	$67,299	22.5%
Industrial	232,006	77.5%
Total	$299,305	100%

	Three Months Ended March 31, 2026
Geographic Location	Fair Value	Percentage
United States:
East	$83,525	27.9%
Midwest	58,000	19.4%
West	88,714	29.6%
South	69,066	23.1%
Total	$299,305	100%

On August 2, 2024, we entered into a subscription agreement for an equity investment in a conventional mortgage servicing rights portfolio (“MSR”). We have agreed to an aggregate capital commitment of $150.0 million and have funded $77.8 million as of March 31, 2026. The interest in the MSR portfolio is associated with $5.4 billion of unpaid principal balance on residential mortgage loans. The subscription agreement was executed in connection with a joint venture agreement with a third party. Pursuant to the joint venture operating agreement, most major decisions related to the joint venture, including acquisitions thereof, and its assets require the consent of the Company. The Company retains the unilateral right to cause the joint venture to take certain actions, including as to matters related to litigation, servicing and disposition of assets.

On December 20, 2024, we entered into a forward flow relationship with a non-bank lender to purchase newly originated bridge loans secured by mortgages on residential properties. As of March 31, 2026, our residential bridge loans consisted of the following ($ in thousands):

Number of Loans	Loan Amount(1)	Outstanding Principal	Fair Value	Interest Rate	Maximum Maturity Date(2)
61	$46,692	$27,570	$27,570	10.00%	12/31/2026

(1) Loan amount consists of outstanding principal balance plus unfunded loan commitments.

(2) Maximum maturity date assumes all extension options are exercised.

As of March 31, 2026, we have acquired the below tax lien investments ($ in thousands):

Location	Lien Count	Acquisition Date	Par Value	Fair Value
New Jersey	789	8/30/2024	$28,793	$28,687
Mississippi	1,181	9/4/2024	6,430	6,999
Colorado	1,277	10/23/2024	14,139	14,884
California	54,302	12/4/2024	56,296	59,318
Illinois	218	12/10/2024	5,115	5,095
New York	203	2/18/2025	3,636	3,434
Connecticut	565	4/28/2025	4,932	5,037
Ohio	134	4/28/2025	2,754	2,740
Florida	25,941	6/1/2025	158,423	157,993
Alabama	2	11/6/2025	119	118
Washington D.C.	13	11/6/2025	444	439
Massachusetts	14	11/6/2025	579	539
Maryland	3	11/6/2025	48	48
Total	84,642		$281,708	$285,331

Capital Activity and Financings

•
Raised proceeds of $86.2 million from the sale of our common shares during the three months ended March 31, 2026.
•
Repaid $67.9 million on the outstanding principal balance on our Revolving Credit Facility during the three months ended March 31, 2026.
•
Drew an additional $173.4 million and repaid $55.7 million on the outstanding principal balance on our Repurchase Facilities during the three months ended March 31, 2026.

Atlas Repurchase Facility

On January 14, 2026, a subsidiary of the Company, FCR DC JV Atlas Seller I LLC, as seller (the “Atlas Seller”), and Atlas Securitized Product Investments 2, L.P., as administrative agent and buyer (“Atlas”), Atlas Securitized Products Funding 1, L.P., Atlas Securitized Products Funding 2, L.P., Atlas Securitized Products Funding 3, L.P. and Atlas Securitized Products, L.P., each as a buyer, the Company, as guarantor and FCR DC JV Atlas Pledgor LLC, as equity pledgor entered into an second amendment (the “Second Amendment”) to the Master Repurchase Agreement, dated October 11, 2024, as previously amended on April 23, 2025 (as amended by the Second Amendment, together with the related transaction documents, the “Atlas Repurchase Agreement” and, the repurchase facility governed by the Atlas Repurchase Agreement, the “Atlas Repurchase Facility”). Pursuant to the Second Amendment, (i) the financing available in connection with the acquisition and origination by the Company of certain loans, as more particularly described in the Atlas Repurchase Agreement, was increased from an aggregate of $300.0 million to $450.0 million, (ii) Atlas Securitized Products Funding 1, L.P., Atlas Securitized Products Funding 2, L.P., Atlas Securitized Products Funding 3, L.P. and Atlas Securitized Products, L.P. were joined as buyers to the Atlas Repurchase Agreement and related Program Agreements (as defined in the Atlas Repurchase Agreement) and (iii) Credit Events (as defined in the Atlas Repurchase Agreement) were removed as a condition precedent to Margin Deficits (as defined in the Atlas Repurchase Agreement).

In connection with the Second Amendment, on January 14, 2026, the Company entered into a second amendment to guaranty, dated October 11, 2024 (the “Amended Atlas Guaranty”). Pursuant to the Amended Atlas Guaranty, the Company agreed to satisfy certain minimum adjusted net worth standards and certain liquidity requirements.

MS Repurchase Facilities

On March 12, 2026, a subsidiary of the Company, FCR MS Seller LLC, as seller (the “MS Seller”), Morgan Stanley Mortgage Capital Holdings LLC (“Morgan Stanley”), as administrative agent for Morgan Stanley Bank, N.A. and such other financial institutions from time to time party thereto as buyers (“MSBNA” and, together with such other financial institutions from time to time party hereto, the “MS Buyers”) entered into an amendment (the “Amended MS Seller Repurchase Agreement”) to the

MS Seller Repurchase Agreement. Pursuant to the Amended MS Seller Repurchase Agreement, the financing available in connection with the acquisition and/or origination by the Company of certain loans as more particularly described in the MS Seller Repurchase Agreement was increased from an aggregate of $250.0 million to $500.0 million.

Overall Portfolio

As of March 31, 2026, our portfolio was comprised of the following ($ in thousands):

Asset Type	Fair Value	Fair Value as % of Overall Portfolio
Commercial real estate loans	$2,428,080	86%
Tax liens	285,331	10%
Mortgage servicing rights	73,396	3%
Residential bridge loans	27,570	1%
Total	$2,814,377	100%

Results of Operations

The following table sets forth the results of our operations for the three months ended March 31, 2026 and 2025 ($ in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025	Change $
Revenues
Interest income	$55,249	$19,492	$35,757
Total revenues	55,249	19,492	35,757

Expenses
Organizational costs	—	115	(115)
General and administrative	6,101	2,236	3,865
Management fee	3,330	—	3,330
Performance participation allocation	561	—	561
Total expenses	9,992	2,351	7,641

Other income (expense)
Interest expense	(25,500)	(6,529)	(18,971)
Net unrealized gain (loss) on investments	1,506	(713)	2,219
Net realized loss on investments	(820)	(524)	(296)
Other income	3,489	1,801	1,688
Total other income (expense)	(21,325)	(5,965)	(15,360)

Net income	23,932	11,176	12,756
Net income attributable to non-controlling interests	449	820	(371)
Net income attributable to common shareholders	$23,483	$10,356	$13,127

Interest income

Interest Income

Interest income increased $35.7 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 from $19.5 million to $55.2 million, primarily as a result of CRE loan originations increasing from 36 to 108.

Expenses

Organizational costs

Organizational costs decreased $0.1 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 from $0.1 million to $0, primarily as a result of incurring all organizational costs in 2024 and 2025.

General and administrative

General and administrative expenses increased $3.9 million the three months ended March 31, 2026 compared to the three months ended March 31, 2025 from $2.2 million to $6.1 million, primarily as a result of increased professional services expense in line with the Company’s growth.

Management fee

Management fee expenses increased $3.3 million the three months ended March 31, 2026 compared to the three months ended March 31, 2025 from $0 to $3.3 million, primarily as a result of fee waivers expiring in 2025.

Performance participation allocation

Performance participation allocation expense increased $0.6 million the three months ended March 31, 2026 compared to the three months ended March 31, 2025 from $0 to $0.6 million, primarily as a result of fee waivers expiring in 2025.

Other income (expense)

Interest expense

Interest expense increased $19.0 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 from $6.5 million to $25.5 million, primarily as a result of increased borrowings on our Repurchase Facilities and Revolving Credit Facility.

Net unrealized gain (loss) on investments

Net unrealized gain (loss) on investments increased $2.2 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 from $0.7 million to $1.5 million, primarily as a result of unrealized gains on the CRE loan portfolio in the current year.

Net realized loss on investments

Net realized loss on investments increased $0.3 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 from $0.5 million to $0.8 million, primarily as a result of the resolution of tax lien investments in jurisdictions where upfront premiums are not recoverable, resulting in a write-off of the acquisition premium. These realized losses are consistent with our original underwriting assumptions. Income from resolved tax lien investments, subject to such realized losses, are included in interest income on the Company’s Condensed Consolidated Statements of Operations.

Other income

Other income increased $1.7 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 from $1.8 million to $3.5 million, primarily as a result of money market interest earned and income related to an equity investment.

Net Asset Value

EA RESIG, LLC, a subsidiary of Eisner Advisory Group LLC, calculates our NAV per share, which our Adviser subsequently reviews and confirms the calculations in connection therewith, in each case, in accordance with the valuation guidelines that have been approved by our board of trustees. Our total NAV presented in the following tables includes the NAV of our outstanding classes of common shares, which includes Class B, Class R, Class J-1 shares, Class J-2 shares, Class J-3 shares, Class J-4 shares, Class J-5 shares, Class S, Class D, Class I, Class E, Class F-I and Class F-S common shares. The following table provides a breakdown of the major components of our NAV as of March 31, 2026 ($ in thousands):

Components of NAV	Amount
Commercial real estate loan investments	$2,428,080
Investments in real estate-related assets	386,297
Cash and cash equivalents	208,494
Restricted cash	105,422
Other assets	39,393
Secured debt arrangements	(1,505,192)
Revolving credit facilities	(227,214)
Subscriptions received in advance	(17,287)
Due to affiliate	(4,486)
Distribution payable	(8,616)
Other liabilities	(63,665)
Non-controlling interests	(20,093)
Net Asset Value	$1,321,133
Number of outstanding shares (1)	66,094

(1) Includes 1,287,257 shares of common shares held by affiliates of the Adviser that are classified as redeemable common shares.

The following table provides a breakdown of our total NAV and NAV per share by class as of March 31, 2026 ($ in thousands, except per share data):

	NAV	Number of Outstanding Shares	NAV Per Share
Class B	$525,555	26,245	$20.0252
Class R	86,411	4,347	$19.8789
Class J-1	320,935	16,139	$19.8856
Class J-2	67,960	3,420	$19.8697
Class J-3	—	—	—
Class J-4	119,531	5,942	$20.1153
Class J-5	—	—	—
Class S	30,667	1,527	$20.0891
Class D	—	—	—
Class I	144,321	7,187	$20.0815
Class E(1)	25,753	1,287	$20.0059
Class F-I	—	—	—
Class F-S	—	—	—
Total	$1,321,133	66,094

(1) Class E shares are classified as redeemable common shares. The ability of the Class E holders to redeem the Class E shares for cash is outside of the Company’s control, therefore, the Company has classified these Class E shares that are held by an affiliate of the Company as redeemable common shares.

The following table reconciles equity per our Condensed Consolidated Balance Sheets to our NAV ($ in thousands):

	March 31, 2026	December 31, 2025
Shareholder’s equity	$1,237,504	$1,158,147
Redeemable common shares	25,818	25,427
Total partners’ capital	1,263,322	1,183,574
Adjustments:
Accrued organization and offering costs	5,107	5,401
Deferred fees	840	896
Accrued shareholder servicing fee	51,864	50,171
NAV	$1,321,133	$1,240,042

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

The following table details the total net distribution for each of our share classes for the three months ended March 31, 2026:

Record Date	Class B	Class R	Class J-1	Class J-2	Class J-3	Class J-4	Class J-5	Class S	Class D	Class I	Class E	Class F-I	Class F-S
January 31, 2026	$0.1380	$0.1240	$0.1298	$0.1339	$—	$0.1117	$—	$0.1056	$—	$0.1209	$0.1547	$—	$—
February 28, 2026	0.1379	0.1239	0.1297	0.1339	—	0.1119	—	0.1061	—	0.1218	0.1546	—	—
March 31, 2026	0.1377	0.1237	0.1295	0.1337	—	0.1123	—	0.1089	—	0.1229	0.1544	—	—
Total	$0.4136	$0.3716	$0.3890	$0.4015	$—	$0.3359	$—	$0.3207	$—	$0.3657	$0.4637	$—	$—

For the three months ended March 31, 2026, we declared net distributions in the amount of $25.4 million. The Company intends for long-term cumulative distributions to be funded primarily from operating cash flows.

The following table details our distributions declared for the three months ended March 31, 2026 ($ in thousands):

	Three Months Ended
	March 31, 2026
	Amount	Percentage
Distributions
Payable in cash	$15,274	60%
Reinvested in shares	10,110	40%
Total distributions	$25,384	100%
Sources of Distributions
Cash flows from operating activities	$20,038	100%
Other proceeds(1)	5,346	—%
Total sources of distributions	$25,384	100%
Cash flows from operating activities	$20,038

(1) Other sources may include prior undistributed operating cash flows, as well as proceeds from investment resolutions, or proceeds from debt financings.

Liquidity and Capital Resources

Liquidity

We believe we have sufficient liquidity to operate our business, with immediate liquidity comprised of cash and cash equivalents of $208.5 million and available borrowings under our Repurchase Facilities and Revolving Credit Facility as of March 31, 2026 which may include borrowings secured by our existing portfolio. In addition to our immediate liquidity, we obtain incremental liquidity through the sale of our common shares, from which we generated proceeds of approximately $86.2 million for the three months ended March 31, 2026. In addition, we may incur indebtedness secured by our real estate and real estate debt investments, borrow money through unsecured financings, or incur other forms of indebtedness. We closely monitor our liquidity position and believe that we have sufficient current liquidity and access to additional liquidity to meet our financial obligations for at least the next 12 months.

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

Capital Resources

For the three months ended March 31, 2026, we issued and sold 4,286,739 common shares, consisting of 857,010 Class B shares, 23,167 Class R shares, 172,707 Class J-1 shares, 48,240 Class J-2 shares, 925,725 Class J-4 shares, 427,975 Class S shares, 1,827,404 Class I shares and 4,511 Class E shares to accredited investors in our private offering, amounting to proceeds of $86.2 million as payment for such shares, including shares issued pursuant to our distribution reinvestment plan. We also issued 14,990 Class E shares to the Board of Trustees as payment for $0.3 million of compensation expense for 2025 fiscal year service. Additionally, during the three months ended March 31, 2026, we repurchased 108,083 common shares for $2.1 million.

As of March 31, 2026, we had received aggregate proceeds of $1.3 billion from the issuance and sale of common shares in our private offering. As of March 31, 2026, after giving effect to shares issued pursuant to our distribution reinvestment plan, share transfers, conversions, and redemptions we had an aggregate of 66,093,805 common shares outstanding, consisting of

26,244,697 Class B shares, 4,346,881 Class R shares, 16,139,070 Class J-1 shares, 3,420,298 Class J-2 shares, 5,942,292 Class J-4 shares, 1,526,563 Class S shares, 7,186,747 Class I shares and 1,263,642 Class E shares. Additionally, as of March 31, 2026, we had 23,615 Class E shares outstanding that were issued to the Board of Trustees as payment for 2024 and 2025 fiscal years service.

Cash Flows

Cash flows provided by operating activities increased $9.6 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025 from $10.4 million to $20.0 million. The increase is primarily attributable to the growth of investments in commercial real estate loans and investments in real estate-related assets.

Cash flows used in investing activities decreased $382.6 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 from $547.0 million to $164.3 million. The decrease is primarily attributable to $75.2 million of principal repayments received on commercial real estate loans, $80.0 million increased proceeds received from other real estate-related investments and fewer fundings of commercial real estate loans and other real estate-related investments.

Cash flows provided by financing activities decreased $583.2 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 from $668.6 million to $85.5 million.The decrease is primarily attributable to a $288.0 million decrease in proceeds received from the issuance of common shares, a $203.4 million decrease in subscriptions received in advance and a $69.7 million decrease of net borrowings under our repurchase agreements and revolving credit facility in the current year.

Future Cash Requirements

The following table aggregates our contractual obligations and commitments as of March 31, 2026 ($ in thousands):

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Repurchase agreements and revolving credit facility	$1,737,909	$—	$1,495,288	$242,621	$—
MSR commitments	72,209	—	—	—	72,209
CRE loan commitments	139,738	11,471	128,267	—	—
Residential bridge loans	19,122	19,122	—	—	—
Advanced organizational and offering costs	5,107	1,178	2,357	1,572	—
Operating expense reimbursement	840	168	672	—	—
Total	$1,974,925	$31,939	$1,626,584	$244,193	$72,209

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

As of March 31, 2026, we had $2.4 billion of floating rate commercial real estate loans and $1.7 billion of floating rate outstanding borrowings.

The net interest income sensitivity analysis table presented below shows the estimated impact over a 12-month period of an instantaneous parallel shift in the yield curve, up and down by 100 basis points on our net interest income, assuming no changes in the composition of our commercial real estate loan investment portfolio and our outstanding borrowings in effect as of March 31, 2026. The analysis presented utilized assumptions, models and estimates of our Adviser based on our Adviser’s judgment and experience. Actual results could differ significantly from those estimated in the interest rate sensitivity table.

	March 31, 2026
Change in Interest Rates	Projected Increase (Decrease) in Net Interest Income	Percentage Change in Projected Net Interest Income
+1.00%	$6,431	7.95%
-1.00%	$(7,231)	(8.94)%

Certain assumptions have been made in calculating the interest rate risk sensitivities and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The interest rate scenarios assume interest rates at March 31, 2026. Furthermore, while the analysis reflects the estimated impact of interest rate increases and decreases on a static portfolio, we actively manage the size and composition of our investments, which can result in material changes to our interest rate risk in the portfolio.

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

The Company’s equity investment in a portfolio of conventional mortgage servicing rights is measured at fair value based primarily on the contractually agreed sales price under a signed purchase and sale agreement. Management believes this approach represents the best estimate of fair value due to a signed purchase and sale agreement that provides for the sale of the entire investment in the near term. The valuation is principally derived from this observable transaction price. Accordingly, the investment is classified within Level 2 of the fair value hierarchy.

Valuation of liabilities not measured at fair value

As of March 31, 2026, our Repurchase Facilities and Revolving Credit Facility are carried at cost which approximates fair value. Fair value of our indebtedness is estimated by modeling the cash flows required by our debt agreements and discounting them back to the present value using an estimated market yield. The inputs used in determining the fair value of our indebtedness are considered Level 3.

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

Changes in Internal Control over Financial Reporting

During the period covered by this report, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I. Item 1A. “Risk Factors” in our Annual Report.

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

The following table sets forth shares repurchased by the Company during the three months ended March 31, 2026 under the share repurchase plan:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
January 1 — January 31, 2026	—	—	—	—
February 1 — February 28, 2026	—	—	—	—
March 1 — March 31, 2026	108,083	$19.7087	108,083	—
Total	108,083		108,083	—

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, none of the Company’s trustees or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act).

ITEM 6. EXHIBITS

(b) Exhibits

Exhibit Number	Exhibit Description
3.1

Sixth Amended and Restated Declaration of Trust of the Company, dated March 23, 2026 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 31, 2026 and incorporated by reference herein)

4.1

Amended and Restated Distribution Reinvestment Plan adopted by the Company, effective as of March 23, 2026 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 31, 2026 and incorporated by reference herein)

4.2	Amended and Restated Share Repurchase Plan (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 31, 2026 and incorporated by reference herein)
10.1

Second Amendment to Master Repurchase Agreement, dated January 14, 2026, by and between FCR DC JV Atlas Seller LLC, as seller, and Atlas Securitized Products Investments 2, L.P., as administrative agent and a buyer, Atlas Securitized Products Funding 1, L.P., Atlas Securitized Products Funding 2, L.P., Atlas Securitized Products Funding 3, L.P. and Atlas Securitized Products, L.P., each as a buyer, the Company, as guarantor and FCR DC JV Atlas Pledgor LLC, as equity pledgor (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2026 and incorporated by reference herein)

10.2

Second Amendment to Guaranty, dated January 14, 2026, made by the Company, as guarantor, for the benefit of Atlas Securitized Products Investments 2, L.P. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 15, 2026 and incorporated by reference herein)

10.3

First Amendment to Master Repurchase and Securities Contract Agreement, dated March 12, 2026, by and between FCR MS Seller LLC, as seller, Morgan Stanley Mortgage Capital Holdings LLC, as administrative agent for Morgan Stanley Bank, N.A. and such other financial institutions from time to time party thereto as buyers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 16, 2026 and incorporated by reference herein)

10.4

Fifth Amended and Restated Management Agreement, dated March 23, 2026, by and among the Company and the Adviser (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2026 and incorporated by reference herein)

10.5

Fourth Amended and Restated Dealer Manager Agreement, dated March 23, 2026, by and among the Company, the Adviser and the Dealer Manager (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 31, 2026 and incorporated by reference herein)

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

Date: May 12, 2026

Fortress Credit Realty Income Trust

/s/ Avraham Dreyfuss
Name:	Avraham Dreyfuss
Title:	Chief Financial Officer