Form 10-Q
period 2026-06-30
FORTRESS CREDIT REALTY INCOME TRUST
filed 2026-08-12
CIK 2026738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 12, 2026, the issuer had the following shares outstanding: 26,499,016 Class B shares, 4,386,201 Class R shares, 16,426,231 Class J-1 shares, 3,502,921 Class J-2 shares, 7,671,842 Class J-4 shares, 1,826,957 Class S shares, 337,883 Class D shares, 10,733,666 Class I shares, 1,298,650 Class E shares, 111,410 Class F-I shares and 292,518 Class F-S shares.

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

v

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Fortress Credit Realty Income Trust

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share data)

Assets	June 30, 2026	December 31, 2025
Commercial real estate loan investments, at fair value	$2,900,385	$2,177,027
Investments in real estate-related assets, at fair value	455,231	471,526
Cash and cash equivalents	310,481	213,124
Restricted cash	118,572	159,641
Other assets	70,329	33,748
Total assets	$3,854,998	$3,055,066
Liabilities and Equity
Liabilities
Repurchase facilities payable, net	$2,030,134	$1,386,979
Revolving credit facility, net	314,189	295,078
Subscriptions received in advance	13,285	36,016
Due to affiliate	66,441	60,670
Lender reserves	54,116	50,996
Accounts payable and accrued expenses	8,774	6,445
Distribution payable	9,022	8,147
Other liabilities	6,878	3,270
Total liabilities	2,502,839	1,847,601

Commitments and contingencies (Note 10)
Redeemable common shares (Note 6)	25,957	25,427

Equity
Common shares - Class B shares, $0.01 par value per share, 26,399 and 25,338 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	263	253
Common shares - Class R shares, $0.01 par value per share, 4,370 and 4,474 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	44	45
Common shares - Class J-1 shares, $0.01 par value per share, 16,311 and 15,867 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	163	159
Common shares - Class J-2 shares, $0.01 par value per share, 3,470 and 3,372 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	34	33
Common shares - Class J-4 shares, $0.01 par value per share, 7,088 and 5,116 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	70	51
Common shares - Class S shares, $0.01 par value per share, 1,702 and 1,107 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	17	11
Common shares - Class I shares, $0.01 par value per share, 8,669 and 5,359 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	87	53
Common shares - Class F-I shares, $0.01 par value per share, 39 and 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Common shares - Class F-S shares, $0.01 par value per share, 131 and 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1	—
Additional paid-in capital	1,309,392	1,163,658
Accumulated deficit	(10,295)	(6,116)
Total shareholders’ equity	1,299,776	1,158,147
Non-controlling interests	26,426	23,891
Total equity	1,326,202	1,182,038
Total liabilities and equity	$3,854,998	$3,055,066

See accompanying notes to the condensed consolidated financial statements.

Fortress Credit Realty Income Trust

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenues
Interest income	$65,846	$30,646	$121,095	$50,138
Total revenues	65,846	30,646	121,095	50,138

Expenses
Organizational costs	—	159	—	274
General and administrative	5,477	3,265	10,361	5,221
Management fee	4,541	2,735	9,088	3,008
Performance participation allocation	761	114	1,322	121
Total expenses	10,779	6,273	20,771	8,624

Other income (expense)
Interest expense	(30,743)	(9,455)	(56,243)	(15,984)
Net unrealized gain (loss) on investments	(1,015)	(262)	491	(975)
Net realized loss on investments	(585)	(317)	(1,405)	(841)
Other income	2,521	4,621	6,010	6,422
Total other income (expense)	(29,822)	(5,413)	(51,147)	(11,378)

Net income	25,245	18,960	49,177	30,136
Net income attributable to non-controlling interests	898	576	1,347	1,396
Net income attributable to common shareholders	$24,347	$18,384	$47,830	$28,740

Earnings per common share — basic and diluted — (Note 7)	$0.36	$0.38	$0.72	$0.78
Weighted-average common shares outstanding — basic and diluted — (Note 7)	68,326	48,049	66,588	36,628

See accompanying notes to the condensed consolidated financial statements.

Fortress Credit Realty Income Trust

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Three Months Ended June 30, 2026
	Par Value
	Class B	Class R	Class J-1	Class J-2	Class J-4	Class S	Class I	Class F-I	Class F-S	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance as of March 31, 2026	$262	$44	$161	$34	$59	$15	$72	$—	$—	$1,244,874	$(8,017)	$1,237,504	$20,094	$1,257,598
Common shares issued	—	—	—	—	11	2	14	—	1	55,290	—	55,318	—	55,318
Offering costs	—	—	—	—	—	—	—	—	—	(154)	—	(154)	—	(154)
Distribution reinvestment	1	—	2	—	—	—	1	—	—	10,310	—	10,314	—	10,314
Share class exchange	—	—	—	—	—	—	—	—	—	56	—	56	—	56
Common shares repurchased	—	—	—	—	—	—	—	—	—	(984)	—	(984)	—	(984)
Net income	—	—	—	—	—	—	—	—	—	—	24,347	24,347	898	25,245
Distributions declared on common shares ($0.4628 gross per share)	—	—	—	—	—	—	—	—	—	—	(26,625)	(26,625)	—	(26,625)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	15,944	15,944
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	(10,510)	(10,510)
Allocation to redeemable common shares	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance as of June 30, 2026	$263	$44	$163	$34	$70	$17	$87	$—	$1	$1,309,392	$(10,295)	$1,299,776	$26,426	$1,326,202

	Three Months Ended June 30, 2025
	Par Value
	Class B	Class R	Class J-1	Class J-2	Class J-4	Class S	Class I	Class F-I	Class F-S	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance as of March 31, 2025	$177	$36	$84	$22	$—	$—	$2	$—	$—	$615,815	$(3,765)	$612,371	$14,770	$627,141
Common shares issued	44	$8	71	11	23	3	11	—	—	321,900	—	322,071	—	322,071
Offering costs	—	—	—	—	—	—	—	—	—	(305)	—	(305)	—	(305)
Distribution reinvestment	1	—	1	—	—	—	—	—	—	6,152	—	6,154	—	6,154
Common shares repurchased	—	—	—	—	—	—	—	—	—	(73)	—	(73)	—	(73)
Net income	—	—	—	—	—	—	—	—	—	—	18,384	18,384	576	18,960
Distributions declared on common shares ($0.4196 gross per share)	—	—	—	—	—	—	—	—	—	—	(17,168)	(17,168)	—	(17,168)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	10,711	10,711
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	(6,589)	(6,589)
Allocation to redeemable common shares	—	—	—	—	—	—	—	—	—	(21)	—	(21)	—	(21)
Balance as of June 30, 2025	$222	$44	$156	$33	$23	$3	$13	$—	$—	$943,468	$(2,549)	$941,413	$19,468	$960,881

See accompanying notes to the condensed consolidated financial statements.

	Six Months Ended June 30, 2026
	Par Value
	Class B	Class R	Class J-1	Class J-2	Class J-4	Class S	Class I	Class F-I	Class F-S	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance as of December 31, 2025	$253	$45	$159	$33	$51	$11	$53	$—	$—	$1,163,658	$(6,116)	$1,158,147	$23,891	$1,182,038
Common shares issued	7	—	—	—	20	6	33	—	1	129,030	—	129,097	—	129,097
Offering costs	—	—	—	—	—	—	—	—	—	(400)	—	(400)	—	(400)
Distribution reinvestment	3	—	3	1	1	—	1	—	—	20,161	—	20,170	—	20,170
Share class exchange	—	(1)	1	—	—	—	—	—	—	56	—	56	—	56
Common shares repurchased	—	—	—	—	(2)	—	—	—	—	(3,113)	—	(3,115)	—	(3,115)
Net income	—	—	—	—	—	—	—	—	—	—	47,830	47,830	1,347	49,177
Distributions declared on common shares ($0.9265 gross per share)	—	—	—	—	—	—	—	—	—	—	(52,009)	(52,009)	—	(52,009)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	20,569	20,569
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	(19,381)	(19,381)
Balance as of June 30, 2026	$263	$44	$163	$34	$70	$17	$87	$—	$1	$1,309,392	$(10,295)	$1,299,776	$26,426	$1,326,202

	Six Months Ended June 30, 2025
	Par Value
	Class B	Class R	Class J-1	Class J-2	Class J-4	Class S	Class I	Class F-I	Class F-S	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance as of December 31, 2024	$94	$10	$—	$—	$—	$—	$—	$—	$—	$204,633	$(4,081)	$200,656	$8,617	$209,273
Common shares issued	126	34	155	33	23	3	13	—	—	731,061	—	731,448	—	731,448
Offering costs	—	—	—	—	—	—	—	—	—	(566)	—	(566)	—	(566)
Distribution reinvestment	2	—	1	—	—	—	—	—	—	8,497	—	8,500	—	8,500
Common shares repurchased	—	—	—	—	—	—	—	—	—	(73)	—	(73)	—	(73)
Net income	—	—	—	—	—	—	—	—	—	—	28,740	28,740	1,396	30,136
Distributions declared on common shares ($0.8228 gross per share)	—	—	—	—	—	—	—	—	—	—	(27,208)	(27,208)	—	(27,208)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	36,531	36,531
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	(27,076)	(27,076)
Allocation to redeemable common shares	—	—	—	—	—	—	—	—	—	(84)	—	(84)	—	(84)
Balance as of June 30, 2025	$222	$44	$156	$33	$23	$3	$13	$—	$—	$943,468	$(2,549)	$941,413	$19,468	$960,881

See accompanying notes to the condensed consolidated financial statements.

Fortress Credit Realty Income Trust

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net income	$49,177	$30,136
Adjustments to reconcile net income to net cash provided by operating activities:
Organizational costs	—	274
Amortization of deferred financing costs	2,232	638
Net unrealized (gain) loss on investments	(491)	975
Net realized loss on investments	1,405	841
Changes in assets and liabilities:
Increase in other assets	(3,904)	(9,088)
Increase in other liabilities/due to affiliates	5,126	4,844
Net cash provided by operating activities	53,545	28,620

Cash flows from investing activities:
Originations and fundings of commercial real estate loans	(836,105)	(938,716)
Principal repayment of commercial real estate loans	113,614	—
Fundings of other real estate-related investments	(286,959)	(412,265)
Proceeds received from other real estate-related investments	271,897	45,050
Change in lender reserves	3,120	19,651
Net cash used in investing activities	(734,433)	(1,286,280)

Cash flows from financing activities:
Borrowings under repurchase agreements	726,118	410,377
Repayments of repurchase agreements	(83,491)	—
Borrowings under revolving credit facility	156,460	229,737
Repayment of revolving credit facility	(137,396)	(35,159)
Proceeds from issuance of common shares	96,916	669,365
Proceeds from issuance of redeemable common shares	99	2,810
Offering costs paid	(397)	—
Repurchase of common shares	(3,173)	—
Payments of deferred financing costs	(1,656)	(1,971)
Subscriptions received in advance	13,285	41,772
Payment of distributions to common shares	(30,777)	(15,197)
Contributions from non-controlling interests	20,569	36,531
Distributions to non-controlling interests	(19,381)	(27,076)
Net cash provided by financing activities	737,176	1,311,189
Net change in cash, cash equivalents and restricted cash	56,288	53,529

Cash, cash equivalents and restricted cash, beginning of period	372,765	196,872
Cash, cash equivalents and restricted cash, end of period	$429,053	$250,401

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$310,481	$161,356
Restricted cash	118,572	89,045
Total cash, cash equivalents and restricted cash	$429,053	$250,401

Supplemental disclosures:
Cash paid for interest	$52,374	$13,400

Non-cash investing and financing activities:
Issuance of Class E shares as payment of the board of directors compensation	$300	$175
Accrued shareholders servicing fee	$3,807	$44,693
Advanced offering costs due to affiliate	$35	$1,964
Other offering costs payable	$365	$305
Allocation to redeemable common shares	$—	$84
Repurchases payable	$984	$183
Distribution reinvestment for common shares	$20,171	$8,623
Distribution reinvestment for redeemable common shares	$187	$—
Accrued distributions	$9,022	$6,149

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

The Company is authorized to issue an unlimited number of common shares of beneficial interest, par value $0.01 per share, classified into Class B, Class R, Class J-1, Class J-2, Class J-3, Class J-4, Class J-5, Class S, Class D, Class I, Class E, Class F-I and Class F-S shares. Initially, the Company offered up to $300 million in Class B shares and up to $50 million in Class R shares, not including any shares issued pursuant to its distribution reinvestment plan or any Class E shares purchased by Fortress or employees, officers or directors of Fortress or its affiliates (including eligible family members). In early 2025, the Company exceeded $300 million in gross proceeds from its private offering of Class B shares and has generally ceased offering that class going forward. Also in early 2025, the Company exceeded $50 million in gross proceeds from its private offering of Class R shares and subsequently increased that offering amount. Class J-1 through Class J-5 shares and Class F-I and Class F-S shares are each offered only to clients of certain participating broker-dealers. Class S, Class D and Class I shares are offered on a continuous basis to all suitable investors.

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

Reclassifications

Certain amounts in the Company’s prior period Condensed Consolidated Statements of Operations included in General and administrative of $0.3 million and $0.6 million for the three and six months ended June 30, 2025, respectively, have been reclassified to Management fee to conform to the three and six months ended June 30, 2026 presentation.

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

Investments in Real Estate-Related Assets

Mortgage Servicing Rights

The Company previously entered into a subscription agreement for an investment in a conventional mortgage servicing rights portfolio (“MSR”) and agreed to purchase up to an aggregate of $150.0 million of subscriptions. The subscription agreement was executed in connection with a joint venture agreement with a third party. Pursuant to the joint venture operating agreement, most major decisions related to the joint venture, including acquisitions thereof, and its assets require the consent of the Company. The Company also retains the unilateral right to cause the joint venture to take certain actions, including as to matters related to litigation, servicing and disposition of assets.

During the three months ended June 30, 2026, the joint venture completed the sale of the underlying MSR portfolio, and the Company began receiving return of capital. A portion of the sale proceeds is subject to a customary holdback, pending satisfaction of post-closing conditions. The remaining investment is recorded at fair value, which was determined based on management's estimate of the remaining proceeds expected to be received. Changes in the fair value are recorded as net unrealized gain (loss) on investments in the Company's Condensed Consolidated Statements of Operations.

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

Tax Lien Investments

Tax lien investments are legal claims against a residential or commercial property of an individual that fails to pay property taxes owed to the local government. When the lien is issued, a certificate evidences the amount owed on the property plus interest and penalties due. The Company records bid deposits as a component of other assets on the Condensed Consolidated Balance Sheets, which are refunded by the municipality if the Company does not win the bid. As of June 30, 2026 and December 31, 2025, the Company recorded $0.2 million and $0.4 million, respectively, of bid deposits as a component of other assets on the Company’s Condensed Consolidated Balance Sheets. If the Company is subsequently awarded the lien certificate, the principal balance and accrued interest are recorded on the Condensed Consolidated Balance Sheets at fair value. Changes in the fair value are recorded as net unrealized gain (loss) on investments in the Company’s Condensed Consolidated Statements of Operations.

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

Valuation of liabilities not measured at fair value

As of June 30, 2026, the Company’s Repurchase Facilities (as defined below) and Revolving Credit Facility (as defined below) are carried at cost which approximates fair value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an estimated market yield. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.

Cash and Cash Equivalents

The Company held $310.5 million and $213.1 million of cash and cash equivalents as of June 30, 2026 and December 31, 2025, respectively, which represents cash on hand, cash held in banks and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk.

Restricted Cash

As of June 30, 2026 and December 31, 2025, restricted cash consists primarily of $13.3 million and $36.0 million, respectively, of cash received for subscriptions prior to the date in which the subscriptions are effective, which is held in a bank account controlled by the Company transfer agent but in the name of the Company. As of June 30, 2026 and December 31, 2025, other restricted cash of $105.3 million and $123.6 million, respectively, consist of amounts reserved to service loan interests due to the Company, cash collected and held in deposit accounts subject to Deposit Account Control Agreements, and holdbacks from transaction closings that are contractually due to be paid by the Company.

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

Lender Reserves

As of June 30, 2026 and December 31, 2025, the Company had $54.1 million and $51.0 million, respectively, in obligations related to lender reserves. Lender reserves primarily represent interest, tax and insurance on commercial real estate loans held by the Company on behalf of the borrower and are presented on the Condensed Consolidated Balance Sheets as a liability.

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

Segment Reporting

The Company operates and reports its business as a single reportable segment, which includes originating, acquiring, managing and investing in CRE Debt and other real estate-related assets. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM makes key operating decisions, evaluates financial results, and allocates resources at the consolidated level for the entire portfolio based on consolidated revenues, expenses, and net income as reported on the Condensed Consolidated Statements of Operations. Accordingly, the Company has a single operating and reportable segment and the CODM evaluates profitability using net income. Net income is used by the CODM in assessing the operating performance of the segment. All expense categories in the Condensed Consolidated Statements of Operations are significant and there are no significant segment expenses that require disclosure.

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

3. Commercial Real Estate Loan Investments

The table below summarizes the Company’s commercial real estate loan investments as of June 30, 2026 and December 31, 2025 ($ in thousands):

Loan Type	Loan Amount (1)	Outstanding Principal	Fair Value	Weighted Average Interest Rate(2)	Weighted Average Maturity (years)	Weighted Average Maximum Maturity (years)(3)
June 30, 2026
Senior Loans	$3,052,875	$2,872,427	$2,872,427	SOFR + 3.75%	2.45	4.16
Mezzanine loans(4)	27,958	27,958	27,958	SOFR + 4.07%	1.79	2.69
Total	$3,080,833	$2,900,385	$2,900,385
December 31, 2025
Senior Loans	$2,277,216	$2,154,938	$2,154,938	SOFR + 3.71%	2.26	4.12
Mezzanine loans(4)	22,089	22,089	22,089	SOFR + 4.25%	1.00	3.00
Total	$2,299,305	$2,177,027	$2,177,027

(1) Loan amount consists of outstanding principal balance plus unfunded loan commitments.

(2) Represents weighted average interest rate of the most recent interest period in effect for each loan as of period end. As of June 30, 2026, loans earn interest at the one-month term Secured Overnight Financing Rate (“SOFR”) plus a spread and are subject to a weighted average rate floor of 6.58%. Payment terms for all loans are interest only with principal due at maturity.

(3) Maximum maturity assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are subject to certain conditions as defined in the respective loan agreement.

(4) Mezzanine loans are subordinate to the Company’s senior loans to the same borrowers.

The tables below detail the property type and geographic location of the properties securing the Company’s commercial real estate loan investments as of June 30, 2026 and December 31, 2025 ($ in thousands):

	June 30, 2026		December 31, 2025
Property Type	Fair Value	Percentage	Fair Value	Percentage
Multifamily	$1,872,152	64.5%	$1,488,577	68.4%
Retail	173,195	6.0%	190,553	8.8%
Hospitality	320,644	11.1%	241,744	11.0%
Industrial	385,596	13.3%	151,332	7.0%
Senior Housing	148,798	5.1%	104,821	4.8%
Total	$2,900,385	100%	$2,177,027	100%

	June 30, 2026		December 31, 2025
Geographic Location	Fair Value	Percentage	Fair Value	Percentage
United States:
East	$1,013,959	35.0%	$825,006	37.9%
Midwest	96,457	3.3%	4,530	0.2%
West	877,204	30.2%	720,580	33.1%
South	912,765	31.5%	626,911	28.8%
Total	$2,900,385	100%	$2,177,027	100%

The weighted average loan-to-value ratio, a metric utilized in the fair value measurement of the Company’s commercial real estate loan investments, for the Company’s loan investments was approximately 70.33% and 70.28% as of June 30, 2026 and December 31, 2025, respectively.

4. Investments in Real Estate-Related Assets

Mortgage Servicing Rights

As of June 30, 2026 and December 31, 2025, the cost basis of the Company’s investment in the joint venture was $16.6 million and $79.4 million, respectively, and the fair value of the investment was $11.7 million and $74.8 million, respectively. The decrease reflects return of capital received in connection with the sale described in Note 2, and the remaining fair value represents the Company’s estimated share of sale proceeds subject to holdback pending satisfaction of post-closing conditions.

Residential Bridge Loans

The following table details the Company’s investment in residential bridge loans as of June 30, 2026 ($ in thousands):

Number of Loans	Loan Amount(1)	Outstanding Principal	Fair Value	Interest Rate	Maximum Maturity Date(2)
71	$56,128	$33,604	$33,604	10.00%	4/30/2027

The following table details the Company’s investment in residential bridge loans as of December 31, 2025 ($ in thousands):

Number of Loans	Loan Amount(1)	Outstanding Principal	Fair Value	Interest Rate	Maximum Maturity Date(2)
64	$44,692	$27,735	$27,735	10.00%	10/31/2026

(1) Loan amount consists of outstanding principal balance plus unfunded loan commitments.

(2) Maximum maturity date assumes all extension options are exercised.

Tax Lien Investments

As of June 30, 2026, the Company held the following tax lien investments ($ in thousands):

Location	Lien Count	Acquisition Date	Par Value	Fair Value
New Jersey	615	8/30/2024	$24,151	$24,077
Mississippi	1,001	9/4/2024	5,611	6,108
Colorado	986	10/23/2024	11,613	12,215
California	46,928	12/4/2024	47,990	50,595
Illinois	203	12/10/2024	6,275	6,290
New York	184	2/18/2025	3,172	2,942
Connecticut	617	4/28/2025	6,614	6,713
Ohio	79	4/28/2025	1,722	1,637
Florida	41,381	6/1/2025	299,107	298,305
Alabama	2	11/6/2025	124	123
Washington D.C.	12	11/6/2025	418	413
Massachusetts	13	11/6/2025	547	514
Maryland	3	11/6/2025	49	48
Total	92,024		$407,393	$409,980

As of December 31, 2025, the Company held the following tax lien investments ($ in thousands):

Location	Lien Count	Acquisition Date	Par Value	Fair Value
New Jersey	1,106	8/30/2024	$35,392	$35,263
Mississippi	1,433	9/4/2024	7,708	8,388
Colorado	1,750	10/23/2024	19,016	20,047
California	64,448	12/4/2024	67,386	70,974
Illinois	257	12/10/2024	5,946	5,921
New York	232	2/18/2025	4,430	4,224
Connecticut	631	4/28/2025	5,473	5,602
Ohio	163	4/28/2025	2,766	2,750
Florida	35,180	6/1/2025	214,964	214,326
Alabama	2	11/6/2025	118	118
Washington D.C.	16	11/6/2025	579	573
Massachusetts	22	11/6/2025	754	715
Maryland	3	11/6/2025	42	42
Total	105,243		$364,574	$368,943

5. Borrowings

Atlas Repurchase Facility

On October 11, 2024, a subsidiary of the Company, FCR DC JV Atlas Seller I LLC, as seller (the “Atlas Seller”), and Atlas Securitized Product Investments 2, L.P., as administrative agent and buyer (“Atlas”), entered into a Master Repurchase Agreement, as amended on April 23, 2025 and January 14, 2026 (together with the related transaction documents, the “Atlas Repurchase Agreement” and, the repurchase facility governed by the Atlas Repurchase Agreement, the “Atlas Repurchase Facility”). The Company provided a guaranty in connection with the Atlas Repurchase Agreement (the “Atlas Guaranty”). On January 14, 2026, the Atlas Seller and Atlas, Atlas Securitized Products Funding 1, L.P., Atlas Securitized Products Funding 2, L.P., Atlas Securitized Products Funding 3, L.P. and Atlas Securitized Products, L.P., each as a buyer, the Company, as guarantor and FCR DC JV Atlas Pledgor LLC, as equity pledgor entered into a second amendment (the “Second Amendment”) to the Master Repurchase Agreement, dated October 11, 2024. Pursuant to the Second Amendment, (i) the financing available in connection with the acquisition and origination by the Company of certain loans, as more particularly described in the Atlas Repurchase Agreement, was increased from an aggregate of $300.0 million to $450.0 million, (ii) Atlas Securitized Products Funding 1, L.P., Atlas Securitized Products Funding 2, L.P., Atlas Securitized Products Funding 3, L.P. and Atlas Securitized Products, L.P. were joined as buyers to the Atlas Repurchase Agreement and related Program Agreements (as defined in the Atlas Repurchase Agreement) and (iii) Credit Events (as defined in the Atlas Repurchase Agreement) were removed as a condition precedent to Margin Deficits (as defined in the Atlas Repurchase Agreement).

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

On April 30, 2026, GS Seller I and Goldman Sachs as purchaser, entered into a fourth amendment to the GS Seller I Repurchase Agreement, as previously amended on December 18, 2024, May 6, 2025 and November 20, 2025 (together with the related transaction documents, the “Fourth Amended GS Seller I Repurchase Agreement”). Pursuant to the Fourth Amended GS Seller I Repurchase Agreement, the financing available in connection with the acquisition and/or origination by the Company of certain loans, as more particularly described in the Third Amended GS Seller I Repurchase Agreement, was increased to an aggregate amount not to exceed $1.3 billion during a temporary upsize period ending no later than 180 days after April 30, 2026 (the “Upsize Period”).

In connection with the Fourth Amended GS Seller I Repurchase Agreement, on April 30, 2026, the Company entered into a third amendment to the Guaranty, dated August 16, 2024, and amended on March 18, 2025, May 6, 2025 and November 20, 2025 (the “Amended GS Seller 1 Guaranty”). Pursuant to the Amended GS Seller 1 Guaranty, certain financial covenants were amended to reflect the Company’s current status, including to require Liquidity (as defined in the Amended GS Seller 1 Guaranty) of not below the greater of (A) $10.0 million and (B) ten percent of the sum of purchase price of certain purchased assets, with respect to clause (B) not to exceed $50.0 million as of such date during the Upsize Period and not to exceed $45.0 million as of such date thereafter.

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

The table below summarizes the Company’s Repurchase Facilities and Revolving Credit Facility borrowings as of June 30, 2026 ($ in thousands):

	Principal Outstanding Balance as of June 30, 2026	Maximum Facility Size	Weighted Average Interest Rate	Maturity Date
Repurchase Facilities:
GS Seller I Repurchase Facility	$974,707	$1,118,415	5.95%	8/16/2027
GS Seller II Repurchase Facility	57,180	57,180	5.74%	8/16/2027
GS Seller III Repurchase Facility	124,405	124,405	5.66%	8/16/2027
Atlas Repurchase Facility	339,470	450,000	5.87%	10/11/2027
Morgan Stanley Repurchase Facility	422,724	500,000	5.38%	7/24/2029
NS Seller I Repurchase Facility	—	200,000	—%	11/21/2027
Santander Repurchase Facility	117,066	350,000	5.18%	4/8/2029
Total Repurchase Facilities	2,035,552	2,800,000
Deferred Financing Costs, net	(5,418)
Total Repurchase Facilities, net	2,030,134
Revolving Credit Facility:
JPM Revolving Credit Facility	314,271	400,000	5.39%	10/15/2028
Deferred Financing Costs, net	(82)
Revolving Credit Facility, net	314,189
Total	$2,344,323	$3,200,000

The table below summarizes the Company’s Repurchase Facilities and Revolving Credit Facility borrowings as of December 31, 2025 ($ in thousands):

	Principal Outstanding Balance as of December 31, 2025	Maximum Facility Size	Weighted Average Interest Rate	Maturity Date
Repurchase Facilities:
GS Seller I Repurchase Facility	$784,949	$859,027	6.23%	8/16/2027
GS Seller II Repurchase Facility	57,180	57,180	6.07%	8/16/2027
GS Seller III Repurchase Facility	83,793	83,793	6.20%	8/16/2027
Atlas Repurchase Facility	264,653	300,000	6.19%	10/11/2027
Morgan Stanley Repurchase Facility	202,350	250,000	5.62%	7/24/2029
NS Seller I Repurchase Facility	—	200,000	—%	11/21/2027
Total Repurchase Facilities	1,392,925	1,750,000
Deferred Financing Costs, net	(5,946)
Total Repurchase Facilities, net	1,386,979
Revolving Credit Facility:
JPM Revolving Credit Facility	295,207	400,000	6.11%	5/8/2027
Deferred Financing Costs, net	(129)
Revolving Credit Facility, net	295,078
Total	$1,682,057	$2,150,000

The table below shows the aggregate amount of maturities of our outstanding borrowings over the next five years and thereafter as of June 30, 2026 ($ in thousands):

Year	Repurchase Facilities	Revolving Credit Facility
2026 (Remaining)	$—	$—
2027	1,495,762	—
2028	—	314,271
2029	539,790	—
2030	—	—
2031	—	—
Thereafter	—	—
Total	$2,035,552	$314,271

The Company is subject to various financial and operational covenants under the Repurchase Facilities and Revolving Credit Facility. These covenants require the Company to maintain certain financial ratios, which include leverage and fixed charge coverage, among others. As of June 30, 2026, the Company was in compliance with all of its financial loan covenants.

6. Equity and Non-Controlling Interests

Authorized Capital

As of June 30, 2026, the Company had the authority to issue an unlimited number of preferred shares and 13 classes of common shares including Class B, Class R, Class J-1, Class J-2, Class J-3, Class J-4, Class J-5, Class S, Class D, Class I, Class E, Class F-I and Class F-S. Class E shares are classified as redeemable common shares on the Company’s Condensed Consolidated Balance Sheets. Each class of common shares and preferred shares has a par value of $0.01. The Company’s board of trustees has the ability to establish the preferences and rights of each class or series of preferred shares, without shareholder approval, and as such, it may afford the holders of any series or class of preferred shares preferences, powers and rights senior to the rights of holders of common shares. The differences among the common share classes relate to ongoing servicing fees, management fees, performance participation allocation and share repurchase rights. Other than differences in fees and repurchase rights, each class of common shares has the same economic and voting rights.

Common Shares

For the three months ended June 30, 2026 and 2025, the below tables detail the movement in the Company’s outstanding common shares (in thousands):

	Three Months Ended June 30, 2026
	Class B	Class R	Class J-1	Class J-2	Class J-4	Class S	Class I	Class E	Class F-I	Class F-S	Total
March 31, 2026	26,245	4,347	16,139	3,420	5,942	1,527	7,187	1,287	—	—	66,094
Common shares issued	—	—	—	—	1,143	161	1,427	5	39	131	2,906
Distribution reinvestment	154	23	172	50	50	17	52	5	—	—	523
Class transfers	—	—	—	—	—	—	3	(3)	—	—	—
Common shares repurchased	—	—	—	—	(47)	(3)	—	—	—	—	(50)
June 30, 2026	26,399	4,370	16,311	3,470	7,088	1,702	8,669	1,294	39	131	69,473

	Three Months Ended June 30, 2025
	Class B	Class R	Class J-1	Class J-2	Class J-4	Class S	Class I	Class E	Class F-I	Class F-S	Total
March 31, 2025	17,659	3,571	8,365	2,251	—	—	184	1,274	—	—	33,304
Common shares issued	4,430	851	7,063	998	2,271	297	1,113	10	—	—	17,033
Distribution reinvestment	122	18	125	35	5	—	2	3	—	—	310
Class transfers	8	(8)	—	—	—	—	—	—	—	—	—
Common shares repurchased	—	—	—	—	—	—	(4)	(5)	—	—	(9)
June 30, 2025	22,219	4,432	15,553	3,284	2,276	297	1,295	1,282	—	—	50,638

For the six months ended June 30, 2026 and 2025, the below tables detail the movement in the Company’s outstanding common shares (in thousands):

	Six Months Ended June 30, 2026
	Class B	Class R	Class J-1	Class J-2	Class J-4	Class S	Class I	Class E	Class F-I	Class F-S	Total
December 31, 2025	25,338	4,474	15,867	3,372	5,116	1,107	5,359	1,268	—	—	61,901
Common shares issued	708	—	—	—	2,024	576	3,214	20	39	131	6,712
Distribution reinvestment	303	46	344	98	94	30	93	9	—	—	1,017
Class transfers	50	(150)	100	—	—	—	3	(3)	—	—	—
Common shares repurchased	—	—	—	—	(146)	(11)	—	—	—	—	(157)
June 30, 2026	26,399	4,370	16,311	3,470	7,088	1,702	8,669	1,294	39	131	69,473

	Six Months Ended June 30, 2025
	Class B	Class R	Class J-1	Class J-2	Class J-4	Class S	Class I	Class E	Class F-I	Class F-S	Total
December 31, 2024	9,401	976	—	—	—	—	18	1,133	—	—	11,528
Common shares issued	12,598	3,445	15,413	3,241	2,271	297	1,279	148	—	—	38,692
Distribution reinvestment	205	26	140	43	5	—	2	6	—	—	427
Class transfers	15	(15)	—	—	—	—	—	—	—	—	—
Common shares repurchased	—	—	—	—	—	—	(4)	(5)	—	—	(9)
June 30, 2025	22,219	4,432	15,553	3,284	2,276	297	1,295	1,282	—	—	50,638

Redeemable Common Shares

Affiliates of the Adviser hold Class E shares of the Company. See Note 9 - Related Party Transactions for further details on related party share ownership. The ability of the Class E holders to redeem the Class E shares for cash is outside of the Company’s control. Therefore, the Company has classified these Class E shares that are held by affiliates of the Adviser as redeemable common shares outside of equity on the Company’s Condensed Consolidated Balance Sheets. The Company received proceeds from the issuance of redeemable common shares of $0.2 million and $0.3 million for the three and six months ended June 30, 2026, respectively. The Company received proceeds from the issuance of redeemable common shares of $0.3 million and $2.9 million for the three and six months ended June 30, 2025, respectively.

As of June 30, 2026 and December 31, 2025, the Company had 1,294,208 and 1,267,756 redeemable common shares issued and outstanding, respectively.

The redeemable common shares are recorded at the greater of (i) their carrying amount, or (ii) their redemption value, which is equivalent to the fair value of the shares at the end of each measurement period. Accordingly, the Company did not record an allocation adjustment for the three and six months ended June 30, 2026. An allocation adjustment of $20,243 and $83,528 were recorded for the three and six months ended June 30, 2025, respectively.

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

The Company repurchased 49,518 and 157,600 common shares for $1.0 million and $3.1 million for the three and six months ended June 30, 2026, respectively. $1.0 million was payable to investors as of June 30, 2026. The Company had no unfulfilled repurchase requests during the three and six months ended June 30, 2026.

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

For the three months ended June 30, 2026 and 2025, the aggregate net distributions declared for each applicable class of common shares are below:

	Three Months Ended June 30, 2026
	Class B	Class R	Class J-1	Class J-2	Class J-4	Class S	Class I	Class E	Class F-I(1)	Class F-S(1)
Aggregate net distributions declared per share of common shares	$0.4128	$0.3709	$0.3883	$0.4007	$0.3392	$0.3250	$0.3671	$0.4628	$0.2749	$0.2465

	Three Months Ended June 30, 2025
	Class B	Class R	Class J-1	Class J-2	Class J-4	Class S(2)	Class I	Class E	Class F-I	Class F-S
Aggregate net distributions declared per share of common shares	$0.3694	$0.3272	$0.3447	$0.3573	$0.3310	$0.2144	$0.3558	$0.4196	$—	$—

(1)
Shares were outstanding for a portion of the three months ended June 30, 2026.

(2)
Shares were outstanding for a portion of the three months ended June 30, 2025.

For the six months ended June 30, 2026 and 2025, the aggregate net distributions declared for each applicable class of common shares are below:

	Six Months Ended June 30, 2026
	Class B	Class R	Class J-1	Class J-2	Class J-4	Class S	Class I	Class E	Class F-I(1)	Class F-S(1)
Aggregate net distributions declared per share of common shares	$0.8264	$0.7425	$0.7773	$0.8023	$0.6751	$0.6457	$0.7327	$0.9265	$0.2749	$0.2465

	Six Months Ended June 30, 2025
	Class B	Class R	Class J-1(2)	Class J-2(2)	Class J-4(2)	Class S(2)	Class I	Class E	Class F-I	Class F-S
Aggregate net distributions declared per share of common shares	$0.7726	$0.6879	$0.5974	$0.6183	$0.3310	$0.2144	$0.6959	$0.8228	$—	$—

(1)
Shares were outstanding for a portion of the six months ended June 30, 2026.
(2)
Shares were outstanding for a portion of the six months ended June 30, 2025.

Non-controlling Interests

As of June 30, 2026, the Company had one entity with non-controlling interests which the Company consolidates. As of June 30, 2026, equity of the joint venture was $178.2 million, of which the Company owned $151.8 million and the remaining $26.4 million was allocated to non-controlling interests.

As of December 31, 2025, total equity of the joint ventures was $158.4 million, of which the Company owned $134.5 million and the remaining $23.9 million was allocated to non-controlling interests.

Share Based Compensation

The Company accrued $0.2 million and $0.3 million of non-cash compensation expense as of June 30, 2026 and December 31, 2025, respectively.

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

For the three and six months ended June 30, 2026 and 2025 net earnings per common share is computed as below ($ in thousands, except per share data):

	Three Months Ended June 30, 2026
	Class B	Class R	Class J-1	Class J-2	Class J-4	Class S	Class I	Class E	Class F-I	Class F-S	Total
Net income	$9,747	$1,615	$6,017	$1,278	$2,076	$512	$2,532	$542	$7	$21	$24,347
Weighted average number of common shares outstanding	26,347	4,362	16,254	3,453	6,717	1,648	8,165	1,291	21	68	68,326
Earnings per common share — basic and diluted	$0.37	$0.37	$0.37	$0.37	$0.31	$0.31	$0.31	$0.42	$0.33	$0.31	$0.36

	Three Months Ended June 30, 2025
	Class B	Class R	Class J-1	Class J-2	Class J-4	Class S	Class I	Class E	Class F-I	Class F-S	Total
Net income	$8,216	$1,691	$5,864	$1,249	$476	$60	$275	$553	$—	$—	$18,384
Weighted average number of common shares outstanding	21,441	4,428	15,335	3,270	1,343	166	783	1,283	—	—	48,049
Earnings per common share — basic and diluted	$0.38	$0.38	$0.38	$0.38	$0.35	$0.36	$0.35	$0.43	$—	$—	$0.38

	Six Months Ended June 30, 2026
	Class B	Class R	Class J-1	Class J-2	Class J-4	Class S	Class I	Class E	Class F-I	Class F-S	Total
Net income	$19,486	$3,261	$11,984	$2,547	$3,902	$923	$4,614	$1,085	$7	$21	$47,830
Weighted average number of common shares outstanding	26,256	4,393	16,134	3,428	6,243	1,467	7,334	1,288	11	34	66,588
Earnings per common share — basic and diluted	$0.74	$0.74	$0.74	$0.74	$0.63	$0.63	$0.63	$0.84	$0.64	$0.62	$0.72

	Six Months Ended June 30, 2025
	Class B	Class R	Class J-1	Class J-2	Class J-4	Class S	Class I	Class E	Class F-I	Class F-S	Total
Net income	$14,831	$3,096	$7,137	$1,708	$476	$60	$313	$1,119	$—	$—	$28,740
Weighted average number of common shares outstanding	18,314	3,827	9,659	2,352	675	83	455	1,263	—	—	36,628
Earnings per common share — basic and diluted	$0.81	$0.81	$0.74	$0.73	$0.71	$0.72	$0.69	$0.89	$—	$—	$0.78

8. Fair Value of Financial Instruments

The following table presents the Company’s investment assets carried at fair value on a recurring basis on the Condensed Consolidated Balance Sheets by their level in the fair value hierarchy as of June 30, 2026 ($ in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3
Financial Assets:
Commercial real estate loan investments	$—	$—	$2,900,385
Investments in real estate-related assets:
Mortgage servicing rights	—	11,647	—
Residential bridge loans	—	—	33,604
Tax liens	—	—	409,980
Total investments in real estate-related assets:	—	11,647	443,584
Total	$—	$11,647	$3,343,969

On March 31, 2026, the Company transferred the outstanding balance of the Company’s mortgage servicing rights portfolio of $73.4 million from Level 3 to Level 2 as a result of executing a signed purchase and sale agreement.

The following table presents the Company’s investment assets carried at fair value on a recurring basis on the Condensed Consolidated Balance Sheets by their level in the fair value hierarchy as of December 31, 2025 ($ in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3
Financial Assets:
Commercial real estate loan investments	$—	$—	$2,177,027
Investments in real estate-related assets:
Mortgage servicing rights	—	—	74,848
Residential bridge loans	—	—	27,735
Tax liens	—	—	368,943
Total investments in real estate-related assets:	—	—	471,526
Total	$—	$—	$2,648,553

The following tables summarize changes in investments for the three and six months ended June 30, 2026 and 2025 ($ in thousands):

	Three Months Ended June 30, 2026
	Commercial Real Estate Loan Investments	Mortgage Servicing Rights	Residential Bridge Loans	Tax Liens
Balance at March 31, 2026	$2,428,080	$73,396	$27,570	$285,331
Loan originations and fundings	510,741	—	8,302	235,014
Repayments	(38,436)	—	(2,268)	(109,347)
Return of capital	—	(61,167)	—	—
Net realized loss on investments	—	—	—	(585)
Net unrealized loss on investments	—	(582)	—	(433)
Balance at June 30, 2026	$2,900,385	$11,647	$33,604	$409,980

	Three Months Ended June 30, 2025
	Commercial Real Estate Loan Investments	Mortgage Servicing Rights	Residential Bridge Loans	Tax Liens
Balance at March 31, 2025	$871,906	$79,376	$3,029	$56,144
Loan originations and fundings	446,472	2,525	16,858	311,854
Repayments	—	—	(274)	(26,824)
Return of capital	—	(358)	—	—
Net realized loss on investments	—	—	—	(317)
Net unrealized loss on investments	—	(262)	—	—
Balance at June 30, 2025	$1,318,378	$81,281	$19,613	$340,857

	Six Months Ended June 30, 2026
	Commercial Real Estate Loan Investments	Mortgage Servicing Rights	Residential Bridge Loans	Tax Liens
Balance at December 31, 2025	$2,177,027	$74,848	$27,735	$368,943
Loan originations and fundings	835,623	50	15,267	239,447
Repayments	(113,614)	—	(9,398)	(196,615)
Return of capital	—	(62,783)	—	—
Net realized loss on investments	—	—	—	(1,405)
Net unrealized gain (loss) on investments	1,349	(468)	—	(390)
Balance at June 30, 2026	$2,900,385	$11,647	$33,604	$409,980

	Six Months Ended June 30, 2025
	Commercial Real Estate Loan Investments	Mortgage Servicing Rights	Residential Bridge Loans	Tax Liens
Balance at December 31, 2024	$370,401	$9,835	$2,750	$68,082
Loan originations and fundings	947,977	73,404	17,137	317,409
Repayments	—	—	(274)	(43,793)
Return of capital	—	(983)	—	—
Net realized loss on investments	—	—	—	(841)
Net unrealized loss on investments	—	(975)	—	—
Balance at June 30, 2025	$1,318,378	$81,281	$19,613	$340,857

The key unobservable inputs used in determining the fair value of the Company’s investments as of June 30, 2026 were as follows:

Level 3 Asset Category	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs	Impact to Valuation from an Increase in Input
Commercial real estate loan investments	$2,900,385	Discounted cash flow	Discount rate	4.85% - 24.73%	Decrease
Investments in real estate-related assets:
Residential bridge loans	$33,604	Discounted cash flow	Discount rate	10.00%	Decrease
Tax liens	$409,980	Yield analysis	Yield	0% - 19.65%	Increase

The key unobservable inputs used in determining the fair value of the Company’s investments as of December 31, 2025 were as follows:

Level 3 Asset Category	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs	Impact to Valuation from an Increase in Input
Commercial real estate loan investments	$2,177,027	Discounted cash flow	Discount rate	4.10% - 12.84%	Decrease
Investments in real estate-related assets:
Mortgage servicing rights	$74,848	NAV	NAV	$74,848	Increase
Residential bridge loans	$27,735	Discounted cash flow	Discount rate	10.00%	Decrease
Tax liens	$368,943	Yield analysis	Yield	5.20% - 17.02%	Increase

9. Related Party Transactions

Due to Affiliate

The following table details the components of due to affiliates on the Condensed Consolidated Balance Sheets ($ in thousands):

	June 30, 2026	December 31, 2025
Advanced organizational and offering costs	$4,814	$5,401
General and administrative expenses	5,390	3,237
Accrued management fee	1,200	1,090
Accrued performance participation allocation	762	503
Accrued shareholder servicing fee	54,275	50,439
Total	$66,441	$60,670

Advanced Organizational and Offering Costs

The Adviser has agreed to advance organization and offering costs on behalf of the Company (including legal, accounting and other expenses attributable to the organization, but excluding ongoing servicing fees) through August 1, 2025, the first anniversary of the initial closing of the Company’s private offering. The Company is reimbursing the Adviser for all such advanced expenses in equal monthly installments over the 60-month period that began on August 1, 2025. Additionally, the Adviser pays certain other general corporate expenses on behalf of the Company. Such expenses are reimbursed by the Company to the Adviser in the ordinary course. Any amount due to the Adviser but not paid is recorded as a component of due to affiliate on the Condensed Consolidated Balance Sheets. As of June 30, 2026 and December 31, 2025, $4.8 million and $5.4 million, respectively, of reimbursable costs were payable to the Adviser.

General and Administrative Expense

The Adviser has agreed to advance certain operating costs, including debt issuance costs and general and administrative expenses, incurred through December 31, 2024. The Company is reimbursing the Adviser for all such advanced operating expenses in equal monthly installments over the 60-month period that began on January 1, 2025. Additionally, the Adviser pays certain other general corporate expenses on behalf of the Company. Such expenses are reimbursed by the Company to the adviser in the ordinary course. As of June 30, 2026 and December 31, 2025, the Adviser had incurred operating expenses, including general and administrative expenses of $5.2 million and $2.8 million, respectively, on behalf of the Company, that are recorded as a component of due to affiliates on the Condensed Consolidated Balance Sheets. Additionally, approximately $0.2 million and $0.4 million were payable to the Board of Trustees related to compensation expense at June 30, 2026 and December 31, 2025, respectively.

Accrued Management Fee

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

The management fee may be paid, at the Adviser’s election, in cash, Class E shares or a combination of both. To date, the Adviser has elected to receive the management fee in cash.

During the three and six months ended June 30, 2026, the Company recognized $3.5 million and $6.9 million, respectively, of management fees in the Company’s Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2025, the Company recognized $2.4 million of management fees in the Company’s Condensed Consolidated Statements of Operations.

Performance Fee

The Adviser may be entitled to a performance fee, which is accrued monthly and payable quarterly in arrears. The Adviser may elect to receive the performance fee in cash, Class E shares or a combination of both. To date, the Adviser has elected to receive the performance fee in cash. The performance fee will be in an amount equal to 12.5% of the Company’s Core Earnings (as defined below) (and, in the case of Class F-I shares and Class F-S shares, 10.0% of Core Earnings) for the immediately preceding calendar quarter, subject to the “hurdle rate,” which is expressed as a rate of return on adjusted capital, equal to 1.25% per quarter, or an annualized hurdle rate of 5.0%.

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

For purposes of calculating the performance fee, “Core Earnings” means: the net income (loss) attributable to shareholders of Class J-4 shares, Class J-5 shares, Class S shares, Class D shares, Class I shares, Class F-I shares and Class F-S shares, computed in accordance with GAAP, including realized gains (losses) not otherwise included in GAAP net income (loss) and excluding (i) non-cash equity compensation expense, (ii) the performance fee, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, (v) one-time events pursuant to changes in GAAP, and (vi) certain non-cash adjustments and certain material non-cash income or expense items, in each case after discussions between the Adviser and the Company’s independent trustees and approved by a majority of the Company’s independent trustees.

During the three and six months ended June 30, 2026, the Company recognized $0.8 million and $1.3 million, respectively, of performance participation allocation expense in the Company’s Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2025, the Company recognized $0.1 million of performance participation allocation expense in the Company’s Condensed Consolidated Statements of Operations.

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

•
0.85% per annum for Class R, Class S shareholders and Class F-S
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

Related Party Share Ownership

As of June 30, 2026, FIG LLC owns 998,345 Class E shares for an aggregate purchase price of $20.0 million.

10. Commitments and Contingencies

Commitments and contingencies may arise in the ordinary course of business. As of June 30, 2026, the Company had unfunded commitments of up to $180.4 million, $64.6 million and $22.5 million related to its CRE loan investments, the MSR subscription agreement and residential bridge loan investments, respectively. The exact timing and amounts of such future fundings are uncertain. As of December 31, 2025, the Company had unfunded commitments of up to $122.3 million, $70.6 million and $17.0 million related to its CRE loan investments, the MSR subscription agreement and residential bridge loan investments, respectively. The Company plans to fund these commitments through a combination of existing cash on hand and future capital raised from investor subscriptions.

The MSR subscription agreement commitment of $64.6 million remains contractually outstanding until the joint venture is dissolved. The Company does not currently anticipate being required to fund additional amounts under this commitment.

As of June 30, 2026, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

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

12. Subsequent Events

Investment Activity

Subsequent to June 30, 2026, the Company originated the following CRE loans ($ in thousands):

Location	Property Type	Origination Date	Loan Amount (1)	Outstanding Principal	Interest Rate(2)	Maturity Date
West	Student Housing	7/13/2026	$93,500	$92,150	SOFR + 2.90%	8/10/2029
South	Hospitality	7/17/2026	59,450	59,450	SOFR + 2.99%	7/17/2028
South	Multifamily	7/17/2026	78,200	78,000	SOFR + 2.75%	8/8/2028
South	Multifamily	7/17/2026	58,200	57,800	SOFR + 2.80%	8/8/2028
South	Student Housing	7/21/2026	39,000	38,815	SOFR + 2.95%	12/8/2028
East	Hospitality	7/21/2026	75,000	72,700	SOFR + 3.75%	7/21/2029
East	Multifamily	7/29/2026	7,600	7,125	SOFR + 3.10%	7/29/2028
Total			$410,950	$406,040

(1)
Loan amount consists of outstanding principal balance plus unfunded loan commitments.
(2)
Loans earn interest at the one-month term SOFR plus a spread. Payment terms for all loans are interest only with principal due at maturity.

Subsequent to June 30, 2026, the Company received $86.3 million related to the repayment of the outstanding principal balance of three commercial real estate loans.

Subsequent to June 30, 2026, the Company acquired the following tax liens ($ in thousands):

Location	Purchase Price
Colorado	$2,877
Connecticut	582
New Jersey	270
Florida	169
Ohio	25
Alabama	1
Massachusetts	1
Total	$3,925

Subsequent to June 30, 2026, the Company purchased an additional pool of seven residential bridge loans with a total loan amount and outstanding principal balance of $8.6 million and $4.2 million, respectively. Additionally, the Company funded $2.9 million towards the principal balance of existing residential bridge loans.

Borrowing Activity

MS Repurchase Facility Amendment

On July 8, 2026, MS Seller, as seller, Morgan Stanley, as administrative agent for MSBNA, as buyer entered into an amendment (the “Second Amendment to MS Seller Repurchase Agreement”) to the MS Seller Repurchase Agreement, as previously amended on March 12, 2026. Pursuant to the Second Amendment to MS Seller Repurchase Agreement, the financing available in connection with the acquisition and/or origination by the Company of certain loans as more particularly described in the MS Seller Repurchase Agreement was increased from an aggregate of $500 million to $750 million.

The following table summarizes the Company’s borrowings and paydowns subsequent to June 30, 2026 ($ in thousands):

	Borrowings	Paydowns	Ending Balance	Weighted Average Interest Rate	Maturity Date
Repurchase Facilities:
GS Seller I Repurchase Facility	$54,525	$(57,100)	$972,132	5.98%	8/16/2027
GS Seller II Repurchase Facility	—	—	57,180	5.78%	8/16/2027
GS Seller III Repurchase Facility	—	—	124,405	5.81%	8/16/2027
Atlas Repurchase Facility	9,330	(9,000)	339,800	5.90%	10/11/2027
Morgan Stanley Repurchase Facility	—	—	422,724	5.41%	7/24/2029
NS Seller I Repurchase Facility	—	—	—	—%	11/21/2027
Santander Repurchase Facility	62,662	—	179,728	5.19%	4/8/2029
Total Repurchase Facilities	126,517	(66,100)	2,095,969
JPM Revolving Credit Facility	—	(21,989)	292,282	5.39%	10/15/2028
Total	$126,517	$(88,089)	$2,388,251

Proceeds from the Issuance of Common Shares

Subsequent to June 30, 2026, the Company issued the following shares (in thousands, except for share amounts):

	Shares	Gross Proceeds
Class B	101,689	$2,033
Class R	15,868	315
Class J-1	115,253	2,288
Class J-2	33,384	662
Class J-4	583,662	11,716
Class S	124,559	2,496
Class D	337,883	6,765
Class I	2,064,650	41,351
Class E	4,442	89
Class F-I	72,002	1,442
Class F-S	161,158	3,231
Total	3,614,550	$72,388

The Company has performed an evaluation of subsequent events through August 12, 2026, which is the date the condensed consolidated financial statements were issued. Other than those items previously disclosed, no other events have occurred that require consideration as adjustments to, or disclosures in, the condensed consolidated financial statements.

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

Overview

Fortress Credit Realty Income Trust is a credit-focused diversified mortgage REIT, which invests in the senior parts of the capital structure, with a focus on (i) floating rate loans across commercial real estate (“CRE”) debt (“CRE Debt”) and (ii) investments in real estate-related assets. We are externally managed by FCR Advisors, LLC, our Adviser and an affiliate of Fortress.

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

As of June 30, 2026, we have received aggregate proceeds of $1.4 billion from the sale of our common shares. The Company has primarily used the net proceeds to make investments in real estate debt and other investments as further described below under “Overall Portfolio.” The Company intends to continue selling common shares on a monthly basis.

Market Conditions and Trends

The Company’s businesses are materially affected by conditions in the financial markets and economic conditions in the United States and, to a lesser extent, elsewhere in the world.

During the second quarter of 2026, the persistence of elevated inflation and uncertainty surrounding interest rates, in conjunction with geopolitical instability (including the conflict between Russia and Ukraine and the conflict in the Middle East, including between the U.S. and Iran and other developing conflicts), and limited visibility into future capital availability continued to weigh on industry deal activity and market valuations.

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

Recent Developments

Since June 30, 2026, and through and including the date hereof, we have (i) originated seven CRE loans across the United States with an aggregate loan amount and outstanding principal amount of $411.0 million and $406.0 million, respectively, (ii) received $86.3 million related to the repayment of the outstanding principal balance of three CRE loans (iii) acquired $3.9 million of tax liens across seven states, (iv) acquired a new pool of residential bridge loans with a total loan amount and outstanding principal balance of $8.6 million and $4.2 million, respectively, (v) funded an additional $2.9 million towards the outstanding principal balance of existing residential bridge loans, (vi) issued and sold an aggregate of 3,614,550 common shares in our private offering, resulting in proceeds of $72.4 million and (vii) amended the MS Seller Repurchase Agreement as described below (see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 12. Subsequent Events” and the section titled “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds”).

MS Repurchase Facility Amendment

On July 8, 2026, a subsidiary of the Company, FCR MS Seller LLC, as seller (the “MS Seller”), Morgan Stanley Mortgage Capital Holdings LLC (“Morgan Stanley”), as administrative agent for Morgan Stanley Bank, N.A. (“MSBNA”), as buyer, entered into an amendment (the “Second Amendment to MS Seller Repurchase Agreement”) to the MS Seller Repurchase Agreement, as previously amended on March 12, 2026. Pursuant to the Second Amendment to MS Seller Repurchase Agreement, the financing available in connection with the acquisition and/or origination by the Company of certain loans as more particularly described in the MS Seller Repurchase Agreement was increased from an aggregate of $500 million to $750 million.

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

Q2 2026 Highlights

Operating Results

We declared monthly net distributions totaling $26.6 million for the three months ended June 30, 2026. The details of our total returns are shown in the following table:

	Class B	Class R	Class J-1	Class J-2	Class J-3	Class J-4	Class J-5	Class S	Class D	Class I	Class E	Class F-I	Class F-S
Inception-to-Date Total Return (1)	8.28%	6.93%	6.86%	7.07%	—%	5.86%	—%	5.47%	—%	7.79%	8.93%	1.10%	0.97%

(1)
Total return is calculated as the change in NAV per share during the respective periods plus any distributions per share declared in the period and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Shares were initially issued for Class E, Class B, Class I, Class R, Class J-1, Class J-2, Class J-4, Class S, Class F-I and Class F-S on July 1, 2024, August 1, 2024, September 1, 2024, December 1, 2024, and February 3, 2025, April 1, 2025, May 1, 2025, May 1, 2026 and May 1, 2026, respectively. Total return for periods greater than one year are annualized. The Company believes total return is a useful measure of the overall investment performance of our shares.

Investment Activity

For the three months ended June 30, 2026, we originated the below senior secured CRE loans ($ in thousands):

Loan Type	Loan Amount (1)	Outstanding Principal	Fair Value	Weighted Average Interest Rate(2)	Weighted Average Maturity (years)	Weighted Average Maximum Maturity (years)(3)
Senior Loans	$545,760	$487,987	$487,987	SOFR + 3.30%	2.35	4.12
Mezzanine loans(4)	5,869	5,869	5,869	SOFR + 3.40%	1.00	1.50
Total	$551,629	$493,856	$493,856

(1) Loan amount consists of outstanding principal balance plus unfunded loan commitments.

(2) Represents weighted average interest rate of the most recent interest period in effect for each loan as of period end. As of June 30, 2026, loans earn interest at the one-month term Secured Overnight Financing Rate (“SOFR”) plus a spread and are subject to a weighted-average rate floor of 6.52%. Payment terms for all loans are interest only with principal due at maturity.

(3) Maximum maturity assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are subject to certain conditions as defined in the respective loan agreement.

(4) Mezzanine loans are subordinate to the Company’s senior loans to the same borrowers.

The tables below detail the property type and geographic location of the properties securing our CRE loan investments originated during the three months ended June 30, 2026 ($ in thousands):

	Three Months Ended June 30, 2026
Property Type	Fair Value	Percentage
Multifamily	$385,320	78.0%
Retail	4,887	1.0%
Hospitality	50,400	10.2%
Industrial	19,322	3.9%
Senior Housing	33,927	6.9%
Total	$493,856	100%

	Three Months Ended June 30, 2026
Geographic Location	Fair Value	Percentage
United States:
East	$185,385	37.5%
Midwest	33,927	6.9%
West	51,460	10.4%
South	223,084	45.2%
Total	$493,856	100%

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

During the three months ended June 30, 2026, the joint venture completed the sale of the underlying MSR portfolio, and the Company began receiving return of capital. A portion of the sale proceeds is subject to a customary holdback, pending satisfaction of post-closing conditions. The remaining investment is recorded at fair value, which was determined based on management's estimate of the remaining proceeds expected to be received. Changes in the fair value are recorded as net unrealized gain (loss) on investments in the Company’s Condensed Consolidated Statements of Operations.

On December 20, 2024, we entered into a forward flow relationship with a non-bank lender to purchase newly originated bridge loans secured by mortgages on residential properties. As of June 30, 2026, our residential bridge loans consisted of the following ($ in thousands):

Number of Loans	Loan Amount(1)	Outstanding Principal	Fair Value	Interest Rate	Maximum Maturity Date(2)
71	$56,128	$33,604	$33,604	10.00%	4/30/2027

(1) Loan amount consists of outstanding principal balance plus unfunded loan commitments.

(2) Maximum maturity date assumes all extension options are exercised.

As of June 30, 2026, we have acquired the below tax lien investments ($ in thousands):

Location	Lien Count	Acquisition Date	Par Value	Fair Value
New Jersey	615	8/30/2024	$24,151	$24,077
Mississippi	1,001	9/4/2024	5,611	6,108
Colorado	986	10/23/2024	11,613	12,215
California	46,928	12/4/2024	47,990	50,595
Illinois	203	12/10/2024	6,275	6,290
New York	184	2/18/2025	3,172	2,942
Connecticut	617	4/28/2025	6,614	6,713
Ohio	79	4/28/2025	1,722	1,637
Florida	41,381	6/1/2025	299,107	298,305
Alabama	2	11/6/2025	124	123
Washington D.C.	12	11/6/2025	418	413
Massachusetts	13	11/6/2025	547	514
Maryland	3	11/6/2025	49	48
Total	92,024		$407,393	$409,980

Capital Activity and Financings

•
Raised proceeds of $68.9 million from the sale of our common shares during the three months ended June 30, 2026.
•
Repaid $69.5 million on the outstanding principal balance on our Revolving Credit Facility during the three months ended June 30, 2026.
•
Drew an additional $552.7 million and repaid $27.8 million on the outstanding principal balance on our Repurchase Facilities during the three months ended June 30, 2026.

GS Repurchase Facilities

On April 30, 2026, GS Seller I and Goldman Sachs as purchaser, entered into a fourth amendment to the GS Seller I Repurchase Agreement, as previously amended on December 18, 2024, May 6, 2025 and November 20, 2025 (together with the related transaction documents, the “Fourth Amended GS Seller I Repurchase Agreement”). Pursuant to the Fourth Amended GS Seller I Repurchase Agreement, the financing available in connection with the acquisition and/or origination by the Company of certain loans, as more particularly described in the Third Amended GS Seller I Repurchase Agreement, was increased to an aggregate amount not to exceed $1.3 billion during a temporary upsize period ending no later than 180 days after April 30, 2026 (the “Upsize Period”).

In connection with the Fourth Amended GS Seller I Repurchase Agreement, on April 30, 2026, the Company entered into a third amendment to the Guaranty, dated August 16, 2024, and amended on March 18, 2025, May 6, 2025 and November 20, 2025 (the “Amended GS Seller 1 Guaranty”). Pursuant to the Amended GS Seller 1 Guaranty, certain financial covenants were amended to reflect the Company’s current status, including to require Liquidity (as defined in the Amended GS Seller 1 Guaranty) of not below the greater of (A) $10.0 million and (B) ten percent of the sum of purchase price of certain purchased assets, with respect to clause (B) not to exceed $50.0 million as of such date during the Upsize Period and not to exceed $45.0 million as of such date thereafter.

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

Overall Portfolio

As of June 30, 2026, our portfolio was comprised of the following ($ in thousands):

Asset Type	Fair Value	Fair Value as % of Overall Portfolio
Commercial real estate loans	$2,900,385	86.43%
Tax liens	409,980	12.22%
Mortgage servicing rights	11,647	0.35%
Residential bridge loans	33,604	1.00%
Total	$3,355,616	100%

Results of Operations

The following table sets forth the results of our operations for the three months ended June 30, 2026 and 2025 ($ in thousands):

	Three Months Ended
	June 30, 2026	June 30, 2025	Change $
Revenues
Interest income	$65,846	$30,646	$35,200
Total revenues	65,846	30,646	35,200

Expenses
Organizational costs	—	159	(159)
General and administrative	5,477	3,265	2,212
Management fee	4,541	2,735	1,806
Performance participation allocation	761	114	647
Total expenses	10,779	6,273	4,506

Other income (expense)
Interest expense	(30,743)	(9,455)	(21,288)
Net unrealized loss on investments	(1,015)	(262)	(753)
Net realized loss on investments	(585)	(317)	(268)
Other income	2,521	4,621	(2,100)
Total other income (expense)	(29,822)	(5,413)	(24,409)

Net income	25,245	18,960	6,285
Net income attributable to non-controlling interests	898	576	322
Net income attributable to common shareholders	$24,347	$18,384	$5,963

Interest income

Interest income

Interest income increased $35.2 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 from $30.6 million to $65.8 million, primarily as a result of CRE loans increasing from 53 to 120.

Expenses

Organizational costs

Organizational costs decreased $0.2 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 from $0.2 million to $0, as a result of incurring all organizational costs in 2024 and 2025.

General and administrative

General and administrative expenses increased $2.2 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 from $3.3 million to $5.5 million, primarily as a result of increased professional services expense in line with the Company’s growth.

Management fee

Management fee expenses increased $1.8 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 from $2.7 million to $4.5 million, primarily as a result of fee waivers expiring in 2025 and the growth of fee paying share classes.

Performance participation allocation

Performance participation allocation expense increased $0.7 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 from $0.1 million to $0.8 million, primarily as a result of fee waivers expiring in 2025 and the growth of fee paying share classes.

Other income (expense)

Interest expense

Interest expense increased $21.3 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 from $9.5 million to $30.7 million, primarily as a result of increased borrowings on our Repurchase Facilities and Revolving Credit Facility.

Net unrealized gain (loss) on investments

Net unrealized loss on investments increased $0.8 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 from $0.3 million to $1.0 million, primarily as a result of unrealized losses on an equity investment in the current year.

Net realized loss on investments

Net realized loss on investments increased $0.3 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 from $0.3 million to $0.6 million, primarily as a result of the resolution of tax lien investments in jurisdictions where upfront premiums are not recoverable, resulting in a write-off of the acquisition premium. These realized losses are consistent with our original underwriting assumptions. Income from resolved tax lien investments, subject to such realized losses, are included in interest income on the Company’s Condensed Consolidated Statements of Operations.

Other income

Other income decreased $2.1 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 from $4.6 million to $2.5 million, primarily as a result of less money market interest earned and income related to an equity investment.

The following table sets forth the results of our operations for the six months ended June 30, 2026 and 2025 ($ in thousands):

	Six Months Ended
	June 30, 2026	June 30, 2025	Change $
Revenues
Interest income	$121,095	$50,138	$70,957
Total revenues	121,095	50,138	70,957

Expenses
Organizational costs	—	274	(274)
General and administrative	10,361	5,221	5,140
Management fee	9,088	3,008	6,080
Performance participation allocation	1,322	121	1,201
Total expenses	20,771	8,624	12,147

Other income (expense)
Interest expense	(56,243)	(15,984)	(40,259)
Net unrealized gain (loss) on investments	491	(975)	1,466
Net realized loss on investments	(1,405)	(841)	(564)
Other income	6,010	6,422	(412)
Total other income (expense)	(51,147)	(11,378)	(39,769)

Net income	49,177	30,136	19,041
Net income attributable to non-controlling interests	1,347	1,396	(49)
Net income attributable to common shareholders	$47,830	$28,740	$19,090

Revenues

Interest income

Interest income increased $71.0 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 from $50.1 million to $121.1 million, primarily as a result of CRE loans increasing from 53 to 120.

Expenses

Organizational costs

Organizational costs decreased $0.3 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 from $0.3 million to $0, as a result of incurring all organizational costs in 2024 and 2025.

General and administrative

General and administrative expenses increased $5.1 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 from $5.2 million to $10.4 million, primarily as a result of increased professional services expense in line with the Company’s growth.

Management fee

Management fee expenses increased $6.1 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 from $3.0 million to $9.1 million, primarily as a result of fee waivers expiring in 2025 and the growth of fee paying share classes.

Performance participation allocation

Performance participation allocation expense increased $1.2 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 from $0.1 million to $1.3 million, primarily as a result of fee waivers expiring in 2025 and the growth of fee paying share classes.

Other income (expense)

Interest expense

Interest expense increased $40.3 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 from $16.0 million to $56.2 million, primarily as a result of increased borrowings on our Repurchase Facilities and Revolving Credit Facility.

Net unrealized gain (loss) on investments

Net unrealized gain (loss) on investments increased $1.5 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 from a $1.0 million net unrealized loss to a $0.5 million net unrealized gain, primarily as a result of unrealized gains on the CRE loan portfolio in the current year.

Net realized loss on investments

Net realized loss on investments increased $0.6 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 from $0.8 million to $1.4 million, primarily as a result of the resolution of tax lien investments in jurisdictions where upfront premiums are not recoverable, resulting in a write-off of the acquisition premium. These realized losses are consistent with our original underwriting assumptions. Income from resolved tax lien investments, subject to such realized losses, are included in interest income on the Company’s Condensed Consolidated Statements of Operations.

Other income

Other income decreased $0.4 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 from $6.4 million to $6.0 million, primarily as a result of less money market interest earned and income related to an equity investment.

Net Asset Value

EA RESIG, LLC, a subsidiary of Eisner Advisory Group LLC, calculates our NAV per share, which our Adviser subsequently reviews and confirms the calculations in connection therewith, in each case, in accordance with the valuation guidelines that have been approved by our board of trustees. Our total NAV presented in the following tables includes the NAV of our outstanding classes of common shares, which includes Class B, Class R, Class J-1 shares, Class J-2 shares, Class J-3 shares, Class J-4 shares, Class J-5 shares, Class S, Class D, Class I, Class E, Class F-I and Class F-S common shares. The following table provides a breakdown of the major components of our NAV as of June 30, 2026 ($ in thousands):

Components of NAV	Amount
Commercial real estate loan investments	$2,900,385
Investments in real estate-related assets	455,231
Cash and cash equivalents	310,481
Restricted cash	118,572
Other assets	70,042
Secured debt arrangements	(2,030,134)
Revolving credit facilities	(314,189)
Subscriptions received in advance	(13,285)
Due to affiliate	(6,578)
Distribution payable	(9,022)
Other liabilities	(69,769)
Non-controlling interests	(26,426)
Net Asset Value	$1,385,308
Number of outstanding shares (1)	69,473

(1) Includes 1,294,208 shares of common shares held by affiliates of the Adviser that are classified as redeemable common shares.

The following table provides a breakdown of our total NAV and NAV per share by class as of June 30, 2026 ($ in thousands, except per share data):

	NAV	Number of Outstanding Shares	NAV Per Share
Class B	$527,302	26,399	$19.9756
Class R	86,648	4,370	$19.8263
Class J-1	323,498	16,311	$19.8331
Class J-2	68,756	3,470	$19.8170
Class J-3	—	—	—
Class J-4	142,190	7,088	$20.0602
Class J-5	—	—	—
Class S	34,098	1,702	$20.0292
Class D	—	—	—
Class I	173,568	8,669	$20.0217
Class E(1)	25,827	1,294	$19.9561
Class F-I	789	39	$20.0278
Class F-S	2,632	131	$20.0364
Total	$1,385,308	69,473

(1) Class E shares are classified as redeemable common shares. The ability of the Class E holders to redeem the Class E shares for cash is outside of the Company’s control, therefore, the Company has classified these Class E shares that are held by an affiliate of the Company as redeemable common shares.

The following table reconciles equity per our Condensed Consolidated Balance Sheets to our NAV ($ in thousands):

	June 30, 2026	December 31, 2025
Shareholder’s equity	$1,299,776	$1,158,147
Redeemable common shares	25,957	25,427
Total partners’ capital	1,325,733	1,183,574
Adjustments:
Accrued organization and offering costs	4,812	5,401
Deferred fees	785	896
Accrued shareholder servicing fee	53,978	50,171
NAV	$1,385,308	$1,240,042

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
•
Accrued shareholder servicing fee: Under GAAP, we accrue the full cost of the shareholder servicing fee as an offering cost at the time we sell Class R, Class J-1, Class J-2, Class J-4, Class S, Class D and Class F-S shares. For purposes of calculating NAV, we recognize the ongoing servicing fee as a reduction of NAV on a monthly basis.

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

The following table details the total net distribution for each of our share classes for the six months ended June 30, 2026:

Record Date	Class B	Class R	Class J-1	Class J-2	Class J-3	Class J-4	Class J-5	Class S	Class D	Class I	Class E	Class F-I	Class F-S
January 31, 2026	$0.1380	$0.1240	$0.1298	$0.1339	$—	$0.1117	$—	$0.1056	$—	$0.1209	$0.1547	$—	$—
February 28, 2026	0.1379	0.1239	0.1297	0.1339	—	0.1119	—	0.1061	—	0.1218	0.1546	—	—
March 31, 2026	0.1377	0.1237	0.1295	0.1337	—	0.1123	—	0.1089	—	0.1229	0.1544	—	—
April 30, 2026	0.1377	0.1238	0.1295	0.1337	—	0.1124	—	0.1079	—	0.1218	0.1544	—	—
May 31, 2026	0.1375	0.1236	0.1294	0.1335	—	0.1131	—	0.1085	—	0.1223	0.1542	0.1375	0.1232
June 30, 2026	0.1375	0.1236	0.1294	0.1335	—	0.1137	—	0.1087	—	0.1230	0.1542	0.1375	0.1233
Total	$0.8264	$0.7425	$0.7773	$0.8023	$—	$0.6751	$—	$0.6457	$—	$0.7327	$0.9265	$0.2749	$0.2465

For the six months ended June 30, 2026, we declared net distributions in the amount of $52.0 million. The Company intends for long-term cumulative distributions to be funded primarily from operating cash flows.

The following table details our distributions declared for the six months ended June 30, 2026 ($ in thousands):

	Six Months Ended		Six Months Ended
	June 30, 2026		June 30, 2025
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$31,394	60%	$16,717	61%
Reinvested in shares	20,615	40%	10,491	39%
Total distributions	$52,009	100%	$27,208	100%
Sources of Distributions
Cash flows from operating activities	$52,009	100%	$27,208	100%
Other proceeds	—	—%	—	—%
Total sources of distributions	$52,009	100%	$27,208	100%
Cash flows from operating activities	$53,545		$28,620

Liquidity and Capital Resources

Liquidity

We believe we have sufficient liquidity to operate our business, with immediate liquidity comprised of cash and cash equivalents of $310.5 million and $850.2 million of available borrowings under our Repurchase Facilities and Revolving Credit Facility as of June 30, 2026, which may include borrowings secured by our existing portfolio. In addition to our immediate liquidity, we obtain incremental liquidity through the sale of our common shares, from which we generated proceeds of approximately $155.1 million for the six months ended June 30, 2026. In addition, we may incur indebtedness secured by our real estate and real estate debt investments, borrow money through unsecured financings, or incur other forms of indebtedness. We closely monitor our liquidity position and believe that we have sufficient current liquidity and access to additional liquidity to meet our financial obligations for at least the next 12 months.

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

Our cash needs for acquisitions and other capital investments will be funded primarily from the sale of common shares and through the incurrence or assumption of debt. We plan on fulfilling our outstanding commitment obligations for commercial real estate loan investments and investments in real estate-related assets from the sale of common shares. Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We continue to believe that our current liquidity position is sufficient to meet the need of our expected investment activity.

Capital Resources

For the six months ended June 30, 2026, we issued and sold 7,715,205 common shares, consisting of 1,009,639 Class B shares, 46,619 Class R shares, 344,616 Class J-1 shares, 97,479 Class J-2 shares, 2,118,512 Class J-4 shares, 606,427 Class S shares, 3,306,867 Class I shares, 39,408 Class F-I shares, 131,360 Class F-S shares and 14,277 Class E shares to accredited investors in our private offering, amounting to proceeds of $155.1 million as payment for such shares, including shares issued pursuant to our distribution reinvestment plan. We also issued 14,990 Class E shares to the Board of Trustees as payment for $0.3 million of compensation expense for 2025 fiscal year service. Additionally, during the six months ended June 30, 2026, we repurchased 157,600 common shares for $3.1 million.

As of June 30, 2026, we had received aggregate proceeds of $1.4 billion from the issuance and sale of common shares in our private offering. As of June 30, 2026, after giving effect to shares issued pursuant to our distribution reinvestment plan, share transfers, conversions and redemptions, we had an aggregate of 69,449,130 common shares outstanding, consisting of 26,397,327 Class B shares, 4,370,333 Class R shares, 16,310,978 Class J-1 shares, 3,469,537 Class J-2 shares, 7,088,180 Class J-4 shares, 1,702,398 Class S shares, 8,669,016 Class I shares, 39,408 Class F-I shares, 131,360 Class F-S shares and 1,270,593 Class E shares. Additionally, as of June 30, 2026, we had 23,615 Class E shares outstanding that were issued to the Board of Trustees as payment for 2024 and 2025 fiscal years service.

Cash Flows

Cash flows provided by operating activities increased $24.9 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025 from $28.6 million to $53.5 million. The increase is primarily attributable to the growth of investments in commercial real estate loans and investments in real estate-related assets.

Cash flows used in investing activities decreased $551.8 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 from $1.3 billion to $734.4 million. The decrease is primarily attributable to $113.6 million of principal repayments received on commercial real estate loans, $226.8 million increase in proceeds received from other real estate-related investments and fewer fundings of commercial real estate loans and other real estate-related investments.

Cash flows provided by financing activities decreased $574.0 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 from $1.3 billion to $737.2 million. The decrease is primarily attributable to a $572.4 million decrease in proceeds received from the issuance of common shares.

Future Cash Requirements

The following table aggregates our contractual obligations and commitments as of June 30, 2026 ($ in thousands):

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Repurchase agreements and revolving credit facility	$2,349,823	$—	$1,927,099	$422,724	$—
MSR commitments(1)	64,600	—	—	—	64,600
CRE loan commitments	180,449	22,938	157,511	—	—
Residential bridge loans	22,524	22,524	—	—	—
Advanced organizational and offering costs	4,812	1,178	2,357	1,277	—
Operating expense reimbursement	785	112	673	—	—
Total	$2,622,993	$46,752	$2,087,640	$424,001	$64,600

(1) The MSR subscription agreement commitment of $64.6 million remains contractually outstanding until the joint venture is dissolved. The Company does not currently anticipate being required to fund additional amounts under this commitment.

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

As of June 30, 2026, we had $2.9 billion of floating rate commercial real estate loans and $2.3 billion of floating rate outstanding borrowings.

The net interest income sensitivity analysis table presented below shows the estimated impact over a 12-month period of an instantaneous parallel shift in the yield curve, up and down by 100 basis points on our net interest income, assuming no changes in the composition of our commercial real estate loan investment portfolio and our outstanding borrowings in effect as of June 30, 2026. The analysis presented utilized assumptions, models and estimates of our Adviser based on our Adviser’s judgment and experience. Actual results could differ significantly from those estimated in the interest rate sensitivity table.

	June 30, 2026
Change in Interest Rates	Projected Increase (Decrease) in Net Interest Income	Percentage Change in Projected Net Interest Income
+1.00%	$5,585	6.75%
-1.00%	$(5,761)	(6.96)%

Certain assumptions have been made in calculating the interest rate risk sensitivities and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The interest rate scenarios assume interest rates at June 30, 2026. Furthermore, while the analysis reflects the estimated impact of interest rate increases and decreases on a static portfolio, we actively manage the size and composition of our investments, which can result in material changes to our interest rate risk in the portfolio.

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

Valuation of liabilities not measured at fair value

As of June 30, 2026, our Repurchase Facilities and Revolving Credit Facility are carried at cost which approximates fair value. Fair value of our indebtedness is estimated by modeling the cash flows required by our debt agreements and discounting them back to the present value using an estimated market yield. The inputs used in determining the fair value of our indebtedness are considered Level 3.

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

Share Repurchases

The Company has adopted a share repurchase plan whereby, subject to certain limitations, shareholders may request, on a quarterly basis, that the Company repurchase all or any portion of their shares. For Class S, Class D, Class I, Class E, Class J-4, Class F-I and Class F-S shares held for less than one year, there is a 2% early purchase deduction applied to the repurchase price to shareholders, subject to certain exceptions. Class B shares and Class R shares may only be repurchased to the extent they have been outstanding for at least two years. The Company is not obligated to repurchase any shares and may choose to repurchase fewer shares than have been requested to be repurchased, or none at all, in its discretion at any time, and the amount of shares the Company may repurchase is subject to caps. Further, the Company’s board of trustees may make exceptions to, modify or suspend the Company’s share repurchase plan (including to make exceptions to the repurchase limitations or repurchase fewer shares than such repurchase limitations) if it deems in its reasonable judgment such action to be in the Company’s best interest and the best interest of the Company’s shareholders. In the event that the Company determines to repurchase some but not all of the shares submitted for repurchase during any quarter, shares repurchased at the end of the quarter will be repurchased on a pro-rata basis.

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

The following table sets forth shares repurchased by the Company during the three months ended June 30, 2026 under the share repurchase plan:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
April 1 — April 30, 2026	—	—	—	—
May 1 — May 31, 2026	—	—	—	—
June 1 — June 30, 2026	49,518	$19.8723	49,518	—
Total	49,518		49,518	—

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2026, none of the Company’s trustees or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act).

ITEM 6. EXHIBITS

(b) Exhibits

Exhibit Number	Exhibit Description
10.1

Uncommitted Master Repurchase Agreement, dated April 8, 2026, by and between FCR CRE Toro Seller LLC and Dwight FCR-2025 LLC, each as seller and Banco Santander, S.A. New York Branch as Buyer (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 14, 2026 and incorporated by reference herein)

10.2

Limited Guaranty Agreement, dated April 8, 2026, made by the Company, as guarantor, in favor of Banco Santander, S.A. New York Branch (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 14, 2026 and incorporated by reference herein)

10.3

Amendment No. 4 to Loan and Security Agreement, dated April 14, 2026, among FCR TL Holdings LLC, as borrower, Fortress Credit Realty Income Trust, as guarantor and JPMorgan Chase Bank, N.A., as administrative agent and lender (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2026 and incorporated by reference herein)

10.4

Fourth Amendment to Master Repurchase Agreement and Second Amendment to Fee Letter, dated April 30, 2026, by and between FCR GS Seller I LLC, as seller, and Goldman Sachs Bank USA, as purchaser (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2026 and incorporated by reference herein)

10.5

Third Amendment to Guaranty, dated April 30, 2026, made by Fortress Credit Realty Income Trust, as guarantor, for the benefit of Goldman Sachs Bank USA (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 6, 2026 and incorporated by reference herein)

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

* Filed herewith

** The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

*** The financial information contained in these XBRL documents is unaudited

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2026

Fortress Credit Realty Income Trust

/s/ Avraham Dreyfuss
Name:	Avraham Dreyfuss
Title:	Chief Financial Officer