Form 10-Q
period 2026-09-30
FORTRESS CREDIT REALTY INCOME TRUST
filed 2026-11-12
CIK 2026738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 12, 2026, the issuer had the following shares outstanding: 26,440,149 Class B shares, 4,409,316 Class R shares, 16,603,457 Class J-1 shares, 3,554,387 Class J-2 shares, 7,397,200 Class J-4 shares, 1,969,551 Class S shares, 840,108 Class D shares, 13,400,204 Class I shares, 625,939 Class F-I shares, 463,009 Class F-S shares and 1,293,023 Class E shares.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

The forward-looking statements contained in this Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2026. Other factors that could cause our actual results to differ materially include:

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
•
distributions are not guaranteed and may be funded from sources other than cash flow from operations, including, without limitation, borrowings, offering proceeds (including from sales of our shares to all Fortress Investment Group LLC, a Delaware limited liability company (“Fortress”), affiliates, members, shareholders, officers, directors and employees), proceeds from repayments of our real estate debt investments, sales of our liquid investments and, if necessary, sales of our investments and/or assets, and we have no limits on the amounts we may fund from such sources;
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

v

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Fortress Credit Realty Income Trust

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share data)

Assets	September 30, 2026	December 31, 2025
Commercial real estate loan investments, at fair value	$3,334,859	$2,177,027
Investments in real estate-related assets, at fair value	370,094	471,526
Cash and cash equivalents	166,947	213,124
Restricted cash	93,455	159,641
Other assets	44,303	33,748
Total assets(1)	$4,009,658	$3,055,066
Liabilities and Equity
Liabilities
Repurchase facilities payable, net	$1,537,977	$1,386,979
Collateralized loan obligations, net	778,838	—
Revolving credit facility, net	71,895	295,078
Subscriptions received in advance	16,469	36,016
Due to affiliate	68,426	60,670
Lender reserves	61,190	50,996
Accounts payable and accrued expenses	8,081	6,445
Distribution payable	9,625	8,147
Other liabilities	9,657	3,270
Total liabilities(1)	2,562,158	1,847,601

Commitments and contingencies (Note 11)
Redeemable common shares (Note 7)	25,819	25,427

Equity
Common shares - Class B shares, $0.01 par value per share, 26,338 and 25,338 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	263	253
Common shares - Class R shares, $0.01 par value per share, 4,393 and 4,474 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	44	45
Common shares - Class J-1 shares, $0.01 par value per share, 16,484 and 15,867 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	165	159
Common shares - Class J-2 shares, $0.01 par value per share, 3,520 and 3,372 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	35	33
Common shares - Class J-4 shares, $0.01 par value per share, 7,809 and 5,116 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	78	51
Common shares - Class S shares, $0.01 par value per share, 1,869 and 1,107 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	19	11
Common shares - Class D shares, $0.01 par value per share, 340 and 0 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	3	—
Common shares - Class I shares, $0.01 par value per share, 12,164 and 5,359 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	122	53
Common shares - Class F-I shares, $0.01 par value per share, 142 and 0 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1	—
Common shares - Class F-S shares, $0.01 par value per share, 344 and 0 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	3	—
Additional paid-in capital	1,410,818	1,163,658
Accumulated deficit	(10,061)	(6,116)
Total shareholders’ equity	1,401,490	1,158,147
Non-controlling interests	20,191	23,891
Total equity	1,421,681	1,182,038
Total liabilities and equity	$4,009,658	$3,055,066

(1)
The Condensed Consolidated Balance Sheet at September 30, 2026 includes assets of $905.6 million and liabilities of $780.7 million of a consolidated collateralized loan obligation, which is a variable interest entity (“VIE”). The VIE’s assets can only be used to settle the obligations of the VIE. See Note 6 — “Collateralized Loan Obligations”, for additional information.

See accompanying notes to the condensed consolidated financial statements.

Fortress Credit Realty Income Trust

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenues
Interest income	$76,437	$43,492	$197,532	$93,630
Total revenues	76,437	43,492	197,532	93,630

Expenses
Organizational costs	—	43	—	317
General and administrative	5,454	4,574	15,815	9,795
Management fee	5,030	3,634	14,118	6,642
Performance participation allocation	1,020	335	2,342	456
Total expenses	11,504	8,586	32,275	17,210

Other income (expense)
Interest expense	(35,923)	(16,799)	(92,166)	(32,783)
Net unrealized gain (loss) on investments	(860)	(3,225)	(369)	(4,200)
Net realized gain (loss) on investments	242	(249)	(1,163)	(1,090)
Other income	421	3,827	6,431	10,249
Total other income (expense)	(36,120)	(16,446)	(87,267)	(27,824)

Net income	28,813	18,460	77,990	48,596
Net income attributable to non-controlling interests	476	665	1,823	2,061
Net income attributable to common shareholders	$28,337	$17,795	$76,167	$46,535

Earnings per common share — basic and diluted — (Note 8)	$0.39	$0.32	$1.11	$1.09
Weighted-average common shares outstanding — basic and diluted — (Note 8)	72,730	54,767	68,658	42,740

See accompanying notes to the condensed consolidated financial statements.

Fortress Credit Realty Income Trust

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Three Months Ended September 30, 2026
	Par Value
	Class B	Class R	Class J-1	Class J-2	Class J-4	Class S	Class D	Class I	Class F-I	Class F-S	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance as of June 30, 2026	$263	$44	$163	$34	$70	$17	$—	$87	$—	$1	$1,309,392	$(10,295)	$1,299,776	$26,426	$1,326,202
Common shares issued	—	—	—	—	8	2	3	35	1	2	98,486	—	98,537	—	98,537
Offering costs	—	—	—	—	—	—	—	—	—	—	(262)	—	(262)	—	(262)
Distribution reinvestment	2	—	2	1	1	—	—	1	—	—	10,635	—	10,642	—	10,642
Share class exchange	—	—	—	—	—	—	—	—	—	—	104	—	104	—	104
Common shares repurchased	(2)	—	—	—	(1)	—	—	(1)	—	—	(7,537)	—	(7,541)	—	(7,541)
Net income	—	—	—	—	—	—	—	—	—	—	—	28,337	28,337	476	28,813
Distributions declared on common shares ($0.4622 gross per share)	—	—	—	—	—	—	—	—	—	—	—	(28,103)	(28,103)	—	(28,103)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	15,705	15,705
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(22,416)	(22,416)
Allocation to redeemable common shares	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance as of September 30, 2026	$263	$44	$165	$35	$78	$19	$3	$122	$1	$3	$1,410,818	$(10,061)	$1,401,490	$20,191	$1,421,681

See accompanying notes to the condensed consolidated financial statements.

	Three Months Ended September 30, 2025
	Par Value
	Class B	Class R	Class J-1	Class J-2	Class J-4	Class S	Class I	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance as of June 30, 2025	$222	$44	$156	$33	$23	$3	$13	$943,468	$(2,549)	$941,413	$19,468	$960,881
Common shares issued	10	—	—	—	19	5	25	112,748	—	112,807	—	112,807
Offering costs	—	—	—	—	—	—	—	(124)	—	(124)	—	(124)
Distribution reinvestment	1	1	1	1	—	—	—	7,844	—	7,848	—	7,848
Common shares repurchased	—	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	17,795	17,795	665	18,460
Distributions declared on common shares ($0.4367 gross per share)	—	—	—	—	—	—	—	—	(20,300)	(20,300)	—	(20,300)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	17,668	17,668
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(13,119)	(13,119)
Allocation to redeemable common shares	—	—	—	—	—	—	—	74	—	74	—	74
Balance as of September 30, 2025	$233	$45	$157	$34	$42	$8	$38	$1,064,010	$(5,054)	$1,059,513	$24,682	$1,084,195

	Nine Months Ended September 30, 2026
	Par Value
	Class B	Class R	Class J-1	Class J-2	Class J-4	Class S	Class D	Class I	Class F-I	Class F-S	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance as of December 31, 2025	$253	$45	$159	$33	$51	$11	$—	$53	$—	$—	$1,163,658	$(6,116)	$1,158,147	$23,891	$1,182,038
Common shares issued	7	—	—	—	28	8	3	67	1	3	227,516	—	227,633	—	227,633
Offering costs	—	—	—	—	—	—	—	—	—	—	(662)	—	(662)	—	(662)
Distribution reinvestment	4	1	5	2	1	—	—	3	—	—	30,796	—	30,812	—	30,812
Share class exchange	1	(2)	1	—	—	—	—	—	—	—	160	—	160	—	160
Common shares repurchased	(2)	—	—	—	(2)	—	—	(1)	—	—	(10,650)	—	(10,655)	—	(10,655)
Net income	—	—	—	—	—	—	—	—	—	—	—	76,167	76,167	1,823	77,990
Distributions declared on common shares ($1.3887 gross per share)	—	—	—	—	—	—	—	—	—	—	—	(80,112)	(80,112)	—	(80,112)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	36,274	36,274
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(41,797)	(41,797)
Balance as of September 30, 2026	$263	$44	$165	$35	$78	$19	$3	$122	$1	$3	$1,410,818	$(10,061)	$1,401,490	$20,191	$1,421,681

See accompanying notes to the condensed consolidated financial statements.

	Nine Months Ended September 30, 2025
	Par Value
	Class B	Class R	Class J-1	Class J-2	Class J-4	Class S	Class I	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance as of December 31, 2024	$94	$10	$—	$—	$—	$—	$—	$204,633	$(4,081)	$200,656	$8,617	$209,273
Common shares issued	136	34	155	33	42	8	38	843,809	—	844,255	—	844,255
Offering costs	—	—	—	—	—	—	—	(690)	—	(690)	—	(690)
Distribution reinvestment	3	1	2	1	—	—	—	16,340	—	16,347	—	16,347
Common shares repurchased	—	—	—	—	—	—	—	(73)	—	(73)	—	(73)
Net income	—	—	—	—	—	—	—	—	46,535	46,535	2,061	48,596
Distributions declared on common shares ($1.2595 gross per share)	—	—	—	—	—	—	—	—	(47,508)	(47,508)	—	(47,508)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	54,199	54,199
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(40,195)	(40,195)
Allocation to redeemable common shares	—	—	—	—	—	—	—	(9)	—	(9)	—	(9)
Balance as of September 30, 2025	$233	$45	$157	$34	$42	$8	$38	$1,064,010	$(5,054)	$1,059,513	$24,682	$1,084,195

See accompanying notes to the condensed consolidated financial statements.

Fortress Credit Realty Income Trust

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities:
Net income	$77,990	$48,596
Adjustments to reconcile net income to net cash provided by operating activities:
Organizational costs	—	198
Amortization of deferred financing costs	3,946	1,124
Net unrealized (gain) loss on investments	369	4,200
Net realized loss on investments	1,163	1,090
Changes in assets and liabilities:
Increase in other assets	(6,639)	(13,572)
Increase in other liabilities/due to affiliates	3,907	6,683
Net cash provided by operating activities	80,736	48,319

Cash flows from investing activities:
Originations and fundings of commercial real estate loans	(1,391,154)	(1,333,747)
Principal repayment of commercial real estate loans	232,922	—
Fundings of other real estate-related investments	(293,120)	(429,535)
Proceeds received from other real estate-related investments	389,467	156,772
Change in lender reserves	10,194	35,554
Net cash used in investing activities	(1,051,691)	(1,570,956)

Cash flows from financing activities:
Borrowings under repurchase agreements	941,753	693,811
Repayments of repurchase agreements	(789,122)	—
Borrowings under revolving credit facility	206,460	229,737
Repayment of revolving credit facility	(429,709)	(100,774)
Proceeds from issuance of collateralized loan obligations	785,250	—
Proceeds from issuance of common shares	197,506	786,073
Proceeds from issuance of redeemable common shares	124	2,910
Offering costs paid	(997)	(78)
Repurchase of common shares	(4,156)	(183)
Payments of deferred financing costs	(11,923)	(2,738)
Subscriptions received in advance	16,469	36,656
Payment of distributions to common shares	(47,542)	(26,639)
Contributions from non-controlling interests	23,489	54,199
Distributions to non-controlling interests	(29,010)	(40,195)
Net cash provided by financing activities	858,592	1,632,779
Net change in cash, cash equivalents and restricted cash	(112,363)	110,142

Cash, cash equivalents and restricted cash, beginning of period	372,765	196,872
Cash, cash equivalents and restricted cash, end of period	$260,402	$307,014

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$166,947	$196,618
Restricted cash	93,455	110,396
Total cash, cash equivalents and restricted cash	$260,402	$307,014

Supplemental disclosures:
Cash paid for interest	$87,540	$28,897

Non-cash investing and financing activities:
Issuance of Class E shares as payment of the board of trustees compensation	$300	$175
Accrued shareholders servicing fee	$5,848	$48,594
Advanced offering costs due to affiliate	$126	$551
Other offering costs payable	$536	$61
Allocation to redeemable common shares	$—	$9
Repurchases payable	$7,697	$30
Distribution reinvestment for common shares	$30,811	$16,347
Distribution reinvestment for redeemable common shares	$283	$191
Accrued distributions	$9,625	$7,092

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

The Company is authorized to issue an unlimited number of common shares of beneficial interest, par value $0.01 per share, classified into Class B, Class R, Class J-1, Class J-2, Class J-3, Class J-4, Class J-5, Class S, Class D, Class I, Class F-I, Class F-S and Class E shares. Initially, the Company offered up to $300 million in Class B shares and up to $50 million in Class R shares, not including any shares issued pursuant to its distribution reinvestment plan or any Class E shares purchased by Fortress or employees, officers or directors of Fortress or its affiliates (including eligible family members). In early 2025, the Company exceeded $300 million in gross proceeds from its private offering of Class B shares. Also in early 2025, the Company exceeded $50 million in gross proceeds from its private offering of Class R shares and subsequently increased that offering amount. Class J-1 through Class J-5 shares and Class F-I and Class F-S shares are each offered only to clients of certain participating broker-dealers. Class S, Class D and Class I shares are offered on a continuous basis to all suitable investors.

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

The Company consolidates all entities in which it has a controlling financial interest through majority ownership or voting rights and variable interest entities whereby the Company is the primary beneficiary. In determining whether the Company has a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, the Company considers whether the entity is a variable interest entity (“VIE”) and whether it is the primary beneficiary. The

Company is the primary beneficiary of a VIE when it has (i) the power to direct the most significant activities impacting the economic performance of the VIE and (ii) the obligations to absorb losses or receive benefits significant to the VIE. See additional information on our VIE for the collateralized loan obligations issuer (“CLO Issuer” or “FCR 2026-FL1”) in “Note 6 – Collateralized Loan Obligations.”

For consolidated entities, the non-controlling partner’s share of the assets, liabilities, and operations of each entity is included in non-controlling interests as equity of the Company. The non-controlling partner’s interest is computed as the non-controlling interests’ ownership percentage. Any profit interest due to the owner is reported within non-controlling interest.

Reclassifications

Certain amounts in the Company’s prior period Condensed Consolidated Statements of Operations included in General and administrative of $0.8 million and $1.4 million for the three and nine months ended September 30, 2025, respectively, have been reclassified to Management fee to conform to the three and nine months ended September 30, 2026 presentation.

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

The Company’s fair value option elections will be made in accordance with the guidance in Accounting Standards Codification (“ASC”) 825, Financial Instruments, that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets. In the cases of loans and securities investments for which the fair value option is elected, loan origination fees and costs related to the origination or acquisition of the instrument should be immediately recognized in earnings on the Condensed Consolidated Statements of Operations within interest income. Unrealized gains and losses on assets for which the fair value option has been elected are also reported in earnings without deferral. This is because under the fair value option, a lender reports the instrument at its exit price (i.e., the price that would be received to sell the instrument in an orderly transaction), which reflects the market’s assessment of the instrument’s cash flows and risks and does not include any entity-specific costs or fees.

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

During the nine months ended September 30, 2026, the joint venture completed the sale of the underlying MSR portfolio, and the Company began receiving return of capital. A portion of the sale proceeds is subject to a customary holdback, pending satisfaction of post-closing conditions. The remaining investment is recorded at fair value, which was determined based on management's estimate of the remaining proceeds expected to be received. Changes in the fair value are recorded as net unrealized gain (loss) on investments in the Company’s Condensed Consolidated Statements of Operations.

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

Tax Lien Investments

Tax lien investments are legal claims against a residential or commercial property of an individual that fails to pay property taxes owed to the local government. When the lien is issued, a certificate evidences the amount owed on the property plus interest and penalties due. The Company records bid deposits as a component of other assets on the Condensed Consolidated Balance Sheets, which are refunded by the municipality if the Company does not win the bid. As of September 30, 2026 and December 31, 2025, the Company recorded $1.6 million and $0.4 million, respectively, of bid deposits as a component of other assets on the Company’s Condensed Consolidated Balance Sheets. If the Company is subsequently awarded the lien certificate, the principal balance and accrued interest are recorded on the Condensed Consolidated Balance Sheets at fair value. Changes in the fair value are recorded as net unrealized gain (loss) on investments in the Company’s Condensed Consolidated Statements of Operations.

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

Collateralized Loan Obligations

The Company financed a pool of loans and loan participations from its existing loan portfolio through a managed collateralized financing entity, FCR 2026-FL1. The Company consolidates the CLO Issuer because it determined that the CLO Issuer is a VIE and that the Company is the primary beneficiary of such VIE. The collateral assets securing the collateralized loan obligations include the pool of loans and loan participations, which are included on the Condensed Consolidated Balance Sheets as of September 30, 2026 as commercial real estate loan investments, at fair value. The notes issued by the CLO Issuer are included on the Condensed Consolidated Balance Sheets as collateralized loan obligations, net. Collateralized loan obligations consist solely of obligations held by third party rated note holders and exclude the retained tranches held by the Company, which are eliminated in consolidation of the CLO Issuer. The interest income from the CLO Issuer’s collateral assets and interest expense on the notes issued by the CLO Issuer are presented on a gross basis within interest income and interest expense, respectively, in the Condensed Consolidated Statements of Operations.

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

Valuation of liabilities not measured at fair value

As of September 30, 2026, the Company’s borrowings are carried at cost which approximates fair value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an estimated market yield. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.

Cash and Cash Equivalents

The Company held $166.9 million and $213.1 million of cash and cash equivalents as of September 30, 2026 and December 31, 2025, respectively, which represents cash on hand, cash held in banks and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk.

Restricted Cash

As of September 30, 2026 and December 31, 2025, restricted cash consists primarily of $16.5 million and $36.0 million, respectively, of cash received for subscriptions prior to the date in which the subscriptions are effective, which is held in a bank account controlled by the Company’s transfer agent but in the name of the Company. As of September 30, 2026 and December 31, 2025, other restricted cash of $77.0 million and $123.6 million, respectively, consists of amounts reserved to service loan interests due to the Company, cash collected and held in deposit accounts subject to Deposit Account Control Agreements, and holdbacks from transaction closings that are contractually due to be paid by the Company.

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

Lender Reserves

As of September 30, 2026 and December 31, 2025, the Company had $61.2 million and $51.0 million, respectively, in obligations related to lender reserves. Lender reserves primarily represent interest, tax and insurance on commercial real estate loans held by the Company on behalf of the borrower and are presented on the Condensed Consolidated Balance Sheets as a liability.

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

The Company has elected to treat certain of its corporate subsidiaries as taxable REIT subsidiaries (“TRSs”) which are subject to federal, state and local corporate income tax, as applicable. TRSs hold assets and conduct activities that produce income not qualifying for purposes of REIT testing.

In certain instances, the Company may generate excess inclusion income (“EII”) within a subsidiary REIT established to issue commercial real estate collateralized loan obligations. EII is treated as unrelated business taxable income ("UBTI") to tax-exempt shareholders and is not eligible for reduced treaty withholding rates for foreign shareholders. The Company has structured the arrangement so that EII is allocated to a TRS and not to the Company or its common shareholders.

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

Share-Based Compensation

Each of the trustees who are not affiliated with the Adviser or Fortress receives $100,000 of Class E shares for services provided annually. The Company accounts for share-based compensation in accordance with ASC 718, Compensation – Stock Compensation and recognizes compensation expense based on the fair value of the award on the date of grant. The award of common shares vests immediately upon issuance. See “Note 7 – Equity and Non-Controlling Interests” for additional information regarding share-based compensation.

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

3. Commercial Real Estate Loan Investments

The table below summarizes the Company’s commercial real estate loan investments as of September 30, 2026 and December 31, 2025 ($ in thousands):

Loan Type	Loan Amount (1)	Outstanding Principal	Fair Value	Weighted Average Interest Rate(2)	Weighted Average Maturity (years)	Weighted Average Maximum Maturity (years)(3)
September 30, 2026
Senior Loans(4),(5)	$3,471,067	$3,291,290	$3,290,432	SOFR + 3.64%	2.38	4.16
Mezzanine loans(6)	47,809	44,427	44,427	SOFR + 3.73%	1.87	2.80
Total	$3,518,876	$3,335,717	$3,334,859
December 31, 2025
Senior Loans	$2,277,216	$2,154,938	$2,154,938	SOFR + 3.71%	2.26	4.12
Mezzanine loans(6)	22,089	22,089	22,089	SOFR + 4.25%	1.00	3.00
Total	$2,299,305	$2,177,027	$2,177,027

(1)
Loan amount consists of outstanding principal balance plus unfunded loan commitments.
(2)
Represents weighted average interest rate of the most recent interest period in effect for each loan as of period end. As of September 30, 2026, loans earn interest at the one-month term Secured Overnight Financing Rate (“SOFR”) plus a spread and are subject to a weighted average rate floor of 6.88%. Payment terms for all loans are interest only with principal due at maturity.
(3)
Maximum maturity assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are subject to certain conditions as defined in the respective loan agreement.
(4)
Includes $900.0 million of loans held by the CLO Issuer.
(5)
Includes one loan on nonaccrual status with an outstanding principal balance and fair value of $43.6 million as of September 30, 2026.
(6)
Mezzanine loans are subordinate to the Company’s senior loans to the same borrowers.

The tables below detail the property type and geographic location of the properties securing the Company’s commercial real estate loan investments as of September 30, 2026 and December 31, 2025 ($ in thousands):

	September 30, 2026		December 31, 2025
Property Type	Fair Value	Percentage	Fair Value	Percentage
Multifamily	$2,114,531	63.4%	$1,488,577	68.4%
Student Housing	125,965	3.8%	—	—%
Retail	176,852	5.3%	190,553	8.8%
Hospitality	453,002	13.6%	241,744	11.0%
Industrial	377,782	11.3%	151,332	7.0%
Senior Housing	86,727	2.6%	104,821	4.8%
Total	$3,334,859	100%	$2,177,027	100%

	September 30, 2026		December 31, 2025
Geographic Location	Fair Value	Percentage	Fair Value	Percentage
United States:
East	$1,148,947	34.5%	$825,006	37.9%
Midwest	96,457	2.9%	4,530	0.2%
West	979,059	29.4%	720,580	33.1%
South	1,110,396	33.3%	626,911	28.8%
Total	$3,334,859	100%	$2,177,027	100%

The weighted average loan-to-value ratio, a metric utilized in the fair value measurement of the Company’s commercial real estate loan investments, for the Company’s loan investments was approximately 69.80% and 70.28% as of September 30, 2026 and December 31, 2025, respectively.

4. Investments in Real Estate-Related Assets

Mortgage Servicing Rights

As of September 30, 2026 and December 31, 2025, the cost basis of the Company’s investment in the joint venture was $13.9 million and $79.4 million, respectively, and the fair value of the investment was $9.1 million and $74.8 million, respectively. The decrease reflects return of capital received in connection with the sale described in Note 2, and the remaining fair value represents the Company’s estimated share of the remaining proceeds subject to holdback pending satisfaction of post-closing conditions.

Residential Bridge Loans

The following table details the Company’s investment in residential bridge loans as of September 30, 2026 ($ in thousands):

Number of Loans	Loan Amount(1)	Outstanding Principal	Fair Value	Interest Rate	Maximum Maturity Date(2)
78	$68,487	$42,298	$42,298	10.00%	7/23/2027

The following table details the Company’s investment in residential bridge loans as of December 31, 2025 ($ in thousands):

Number of Loans	Loan Amount(1)	Outstanding Principal	Fair Value	Interest Rate	Maximum Maturity Date(2)
64	$44,692	$27,735	$27,735	10.00%	10/31/2026

(1)
Loan amount consists of outstanding principal balance plus unfunded loan commitments.
(2)
Maximum maturity date assumes all extension options are exercised.

Tax Lien Investments

As of September 30, 2026, the Company held the following tax lien investments ($ in thousands):

Location	Lien Count	Acquisition Date	Par Value	Fair Value
New Jersey	471	8/30/2024	$19,454	$19,391
Mississippi	1,741	9/4/2024	8,492	9,305
Colorado	793	10/23/2024	16,075	16,549
California	42,229	12/4/2024	42,964	45,301
Illinois	181	12/10/2024	5,562	5,575
New York	156	2/18/2025	2,510	2,302
Connecticut	821	4/28/2025	8,925	9,231
Ohio	59	4/28/2025	1,527	1,431
Florida	29,828	6/1/2025	209,076	208,758
Alabama	2	11/6/2025	125	124
Washington D.C.	9	11/6/2025	240	237
Massachusetts	12	11/6/2025	522	502
Maryland	2	11/6/2025	31	31
Total	76,304		$315,503	$318,737

As of December 31, 2025, the Company held the following tax lien investments ($ in thousands):

Location	Lien Count	Acquisition Date	Par Value	Fair Value
New Jersey	1,106	8/30/2024	$35,392	$35,263
Mississippi	1,433	9/4/2024	7,708	8,388
Colorado	1,750	10/23/2024	19,016	20,047
California	64,448	12/4/2024	67,386	70,974
Illinois	257	12/10/2024	5,946	5,921
New York	232	2/18/2025	4,430	4,224
Connecticut	631	4/28/2025	5,473	5,602
Ohio	163	4/28/2025	2,766	2,750
Florida	35,180	6/1/2025	214,964	214,326
Alabama	2	11/6/2025	118	118
Washington D.C.	16	11/6/2025	579	573
Massachusetts	22	11/6/2025	754	715
Maryland	3	11/6/2025	42	42
Total	105,243		$364,574	$368,943

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

GS Repurchase Facilities

On August 16, 2024, a subsidiary of the Company, FCR GS Seller I LLC, as seller (“GS Seller I”), and Goldman Sachs Bank USA, as purchaser (“Goldman Sachs”), entered into a Master Repurchase Agreement (together with the related transaction documents, the “GS Seller I Repurchase Agreement”). On October 11, 2024, a subsidiary of the Company, FCR DC GS Seller III LLC, as seller (“GS Seller III”), and Goldman Sachs entered into a Master Repurchase Agreement (together with the related transaction documents, the “GS Seller III Repurchase Agreement”). On December 18, 2024, a subsidiary of the Company, FCR Key GS Seller II LLC, as seller (“GS Seller II”), and Goldman Sachs entered into a Master Repurchase Agreement (together with the related transaction documents, the “GS Seller II Repurchase Agreement” and, together with the GS Seller I Repurchase Agreement and GS Seller III Repurchase Agreement, the “GS Repurchase Agreements” and, the repurchase facilities governed by the GS Repurchase Agreements, the “GS Repurchase Facilities” and, together with the Atlas Repurchase Facility, the “Repurchase Facilities”).

The Company provided guaranties in connection with the GS Repurchase Agreements (the “GS Guaranty I”, the “GS Guaranty II” and the “GS Guaranty III,” respectively, and collectively, the “GS Guaranties”).

On November 20, 2025, (i) GS Seller I and Goldman Sachs entered into a third amendment to the GS Seller I Repurchase Agreement, as previously amended on December 18, 2024 and May 6, 2025 (together with the related transaction documents, the “Third Amended GS Seller I Repurchase Agreement”), (ii) GS Seller III and Goldman Sachs entered into a third amendment to the GS Seller III Repurchase Agreement, as previously amended on December 18, 2024 and May 6, 2025 (together with the related transaction documents, the “Third Amended GS Seller III Repurchase Agreement”) and (iii) GS Seller II and Goldman Sachs entered into a second amendment to the GS Seller II Repurchase Agreement, as previously amended on May 6, 2025 (together with the related transaction documents, the “Second Amended GS Seller II Repurchase Agreement” and, together with the Third Amended GS Seller I Repurchase Agreement and Third Amended GS Seller III Repurchase Agreement, the “Amended GS Repurchase Agreements”). Pursuant to the Amended GS Repurchase Agreements, the financing available in connection with the acquisition and/or origination by the Company of certain loans, as more particularly described in the Amended GS Repurchase Agreements, was increased to an aggregate amount not to exceed $1.0 billion.

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

On April 30, 2026, GS Seller I and Goldman Sachs entered into a fourth amendment to the GS Seller I Repurchase Agreement, as amended by the amendments comprising the Third Amended GS Seller I Repurchase Agreement (together with the related transaction documents, the “Fourth Amended GS Seller I Repurchase Agreement”). Pursuant to the Fourth Amended GS Seller I Repurchase Agreement, the financing available in connection with the acquisition and/or origination by the Company of certain loans, as more particularly described in the Fourth Amended GS Seller I Repurchase Agreement, was increased to an aggregate amount not to exceed $1.3 billion during a temporary upsize period ending no later than 180 days after April 30, 2026 (the “Upsize Period”).

In connection with the Fourth Amended GS Seller I Repurchase Agreement, on April 30, 2026, the Company entered into a third amendment to the Guaranty, dated August 16, 2024, and amended on March 18, 2025, May 6, 2025 and November 20, 2025 (the “Amended GS Seller I Guaranty”). Pursuant to the Amended GS Seller I Guaranty, certain financial covenants were amended to reflect the Company’s current status, including to require Liquidity (as defined in the Amended GS Seller I

Guaranty) of not below the greater of (A) $10.0 million and (B) ten percent of the sum of the aggregate purchase price of certain purchased assets, with respect to clause (B) not to exceed $50.0 million as of such date during the Upsize Period and not to exceed $45.0 million as of such date thereafter.

On May 28, 2026, GS Seller III and Goldman Sachs entered into a fourth amendment to the GS Seller III Repurchase Agreement (together with the related transaction documents, the “Fourth Amended GS Seller III Repurchase Agreement”). Pursuant to the Fourth Amended GS Seller III Repurchase Agreement, the financing available to GS Seller III in connection with the acquisition and/or origination by the Company of certain loans, as more particularly described in the Fourth Amended GS Seller III Repurchase Agreement, was increased from an aggregate amount not to exceed $100.0 million to an aggregate amount not to exceed $150.0 million.

Effective as of August 14, 2026, FCR DC GS Seller IV LLC, a Delaware limited liability company and an indirect subsidiary of the Company (“GS Seller IV”), became an additional seller under the GS Seller III Repurchase Agreement pursuant to a Joinder and Fifth Amendment to Master Repurchase Agreement and Other Transaction Documents (the “Fifth Amended GS Seller III Repurchase Agreement”). The joinder permits GS Seller IV to obtain financing for eligible assets under the existing GS Repurchase Facilities. In connection with the Fifth Amended GS Seller III Repurchase Agreement, the Company reaffirmed its obligations under the GS Guaranty III. In connection with the Fifth Amended GS Seller III Repurchase Agreement, GS Seller III transferred certain purchased assets to GS Seller IV for financing under the Fifth Amended GS Seller III Repurchase Agreement.

MS Repurchase Facilities

On July 24, 2025, a subsidiary of the Company, FCR MS Seller LLC, as seller (the “MS Seller”), Morgan Stanley Mortgage Capital Holdings LLC (“Morgan Stanley”), as administrative agent for Morgan Stanley Bank, N.A. and such other financial institutions from time to time party thereto as buyers (“MSBNA” and, together with such other financial institutions from time to time party thereto, the “MS Buyers”) entered into a Master Repurchase and Securities Contract Agreement(together with the related transaction documents, the “MS Seller Repurchase Agreement”). The MS Seller Repurchase Agreement provides financing of up to an aggregate of $250.0 million in connection with the acquisition and/or origination by the Company of certain loans as more particularly described in the MS Seller Repurchase Agreement. Subject to the terms and conditions thereof, the MS Seller Repurchase Agreement provides for the purchase, sale and repurchase of mortgage loans, mezzanine loans and participation interests in such mortgage loans satisfying certain conditions set forth in the MS Seller Repurchase Agreement (collectively, the “MS Repurchase Facility”).

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

In connection with the MS Seller Repurchase Agreement, the Company entered into a Guaranty and Indemnity agreement, dated July 24, 2025 (the “MS Guaranty”), under which the Company guarantees (the “Guaranty”) the obligations of the MS Seller under the MS Seller Repurchase Agreement, provided, however, that the maximum liability of the Company pursuant to the MS Guaranty shall not exceed 25% of the then-outstanding principal amount of the MS Repurchase Facility. Notwithstanding the foregoing, such limitation on the Company’s Guaranty may be nullified in certain circumstances, including if the MS Seller or the Company become the subject of a voluntary or collusive involuntary proceeding under any bankruptcy, insolvency or similar law and for other customary insolvency related actions. The Company is also liable under the MS Guaranty for costs, expenses, damages and losses actually incurred by the MS Buyers or Morgan Stanley, in its capacity as administrative agent, resulting from customary “bad boy” events pertaining to the Company and/or the MS Seller as described in the MS Guaranty.

On March 12, 2026, the MS Seller and Morgan Stanley, as administrative agent for MS Buyers entered into an amendment (the “Amended MS Seller Repurchase Agreement”) to the MS Seller Repurchase Agreement. Pursuant to the Amended MS Seller Repurchase Agreement, the financing available in connection with the acquisition and/or origination by the Company of certain loans as more particularly described in the MS Seller Repurchase Agreement was increased from an aggregate of $250.0 million to $500.0 million.

On July 8, 2026, MS Seller, as seller, Morgan Stanley, as administrative agent for MSBNA, as buyer entered into an amendment (the “Second Amendment to MS Seller Repurchase Agreement”) to the MS Seller Repurchase Agreement, as previously amended on March 12, 2026. Pursuant to the Second Amendment to MS Seller Repurchase Agreement, the financing available in connection with the acquisition and/or origination by the Company of certain loans as more particularly described in the MS Seller Repurchase Agreement was increased from an aggregate of $500.0 million to $750.0 million.

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

Capital One Repurchase Facility

On September 30, 2026, a subsidiary of the Company, FCR CRE CONA Seller LLC (the “CONA Seller”) and Capital One, National Association (the “Capital One Buyer”) entered into a Master Repurchase and Securities Contract Agreement (together with the related transaction documents, the “Capital One Repurchase Agreement”). The Capital One Repurchase Agreement provides up to an aggregate of $750 million of financing (of which $400 million is available initially and an additional $350 million is available subject to satisfaction of certain conditions, including Capital One Buyer’s approval) in connection with the acquisition and/or origination by the Company of certain loans as more particularly described in the Capital One Repurchase Agreement. Subject to the terms and conditions thereof, the Capital One Repurchase Agreement provides for the purchase, sale and repurchase of mortgage loans, mezzanine loans and participation interests in such mortgage loans satisfying certain conditions set forth in the Capital One Repurchase Agreement (collectively, the “Capital One Repurchase Facility”).

Advances under the Capital One Repurchase Agreement accrue interest at a per annum rate equal to Term SOFR for a one-month period plus a margin as agreed upon by the Capital One Buyer and the CONA Seller for each transaction. The initial availability period under the Capital One Repurchase Agreement expires September 30, 2027, subject to three one-year extension options, the first two of which are at the CONA Seller’s option (subject to satisfaction of certain customary conditions in accordance with the Capital One Repurchase Agreement) and the third of which is subject to Capital One Buyer’s approval.

In connection with the Capital One Repurchase Agreement, the Company entered into a Guaranty Agreement, dated September 30, 2026 (the “Capital One Guaranty”), under which the Company (i) guarantees losses associated with customary non-recourse carve-outs with respect to the Company and the CONA Seller, (ii) guarantees a percentage of outstanding advances made by Capital One Buyer to the CONA Seller as agreed upon by the Capital One Buyer and the CONA Seller for each transaction, only for so long as less than five assets remain financed under the Capital One Repurchase Agreement, and (iii) agrees to satisfy certain financial covenants including minimum net worth, liquidity and maximum leverage. The Capital One Guaranty may become fully recourse to the Company up to the entire amount needed for the CONA Seller to repurchase the loans and interests in such loans comprising the Capital One Repurchase Facility if the CONA Seller or the Company become the subject of a voluntary or collusive involuntary proceeding under any bankruptcy, insolvency or similar law and for other customary insolvency related actions. The Company is also liable under the Capital One Guaranty for costs, expenses, damages and losses actually incurred by the Capital One Buyer resulting from customary “bad boy” events pertaining to the Company and/or the CONA Seller as described in the Capital One Guaranty.

Revolving Credit Facility

On November 8, 2024, FCR TL Holdings LLC, an indirect, wholly-owned subsidiary of the Company (the “FCR TL Holdings”), as borrower, entered into a Loan and Security Agreement (the “Subsidiary Loan Agreement” and the revolving credit facility governed by the Subsidiary Loan Agreement, the “Revolving Credit Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent.

On May 1, 2025, FCR TL Holdings, as borrower, JPMorgan, as administrative agent and lender, and the Company, as guarantor, entered into Amendment No. 1 to the Revolving Credit Facility (“Revolving Credit Facility Amendment No. 1”). Pursuant to the Revolving Credit Facility Amendment No. 1, the limitation on the maximum amount borrowable under the Revolving Credit Facility was amended to remove limitations based on the borrowings of other Fortress funds on facilities between such entities and JPMorgan. The maximum loan amount under the Revolving Credit Facility remains at $300.0 million, subject to the termination and condition set forth in the Revolving Credit Facility.

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

On November 6, 2025, FCR TL Holdings, as borrower, the Company, as guarantor, and JPMorgan, as administrative agent and lender, entered into the Amendment No. 3 (the “Revolving Credit Facility Amendment No. 3”) to the Subsidiary Loan Agreement. Pursuant to the Revolving Credit Facility Amendment No. 3, the maximum loan amount under the Revolving

Credit Facility was increased from $300.0 million to $400.0 million and certain other legacy defined terms that no longer apply were removed.

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

The table below summarizes the Company’s Repurchase Facilities and Revolving Credit Facility borrowings as of September 30, 2026 ($ in thousands):

	Principal Outstanding Balance as of September 30, 2026	Maximum Facility Size	Weighted Average Interest Rate	Maturity Date(1)
Repurchase Facilities:
GS Seller I Repurchase Facility	$725,360	$887,941	6.00%	8/16/2029
GS Seller II Repurchase Facility(2)	—	—	—%	—
GS Seller III Repurchase Facility	38,071	38,071	5.99%	8/16/2029
GS Seller IV Repurchase Facility	73,988	73,988	5.44%	8/16/2029
Atlas Repurchase Facility	404,594	450,000	5.92%	10/11/2027
Morgan Stanley Repurchase Facility	227,013	750,000	5.49%	7/24/2029
NS Seller I Repurchase Facility	—	200,000	—%	11/21/2027
Santander Repurchase Facility	76,536	350,000	5.06%	4/8/2029
Capital One Repurchase Facility	—	400,000	—%	9/30/2027
Total Repurchase Facilities	1,545,562	3,150,000
Deferred Financing Costs, net	(7,585)
Total Repurchase Facilities, net	1,537,977
Revolving Credit Facility:
JPM Revolving Credit Facility	71,957	400,000	5.39%	10/15/2028
Deferred Financing Costs, net	(62)
Revolving Credit Facility, net	71,895
Total	$1,609,872	$3,550,000

(1)
For repurchase facilities where the Company, at its own discretion, has extension options, the maximum maturity date has been assumed.
(2)
The GS Seller II Repurchase Facility was repaid in full with the proceeds from the issuance of the CLO Notes (as defined below).

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

The table below shows the aggregate amount of maturities of our outstanding borrowings over the next five years and thereafter as of September 30, 2026 ($ in thousands):

Year	Repurchase Facilities	Revolving Credit Facility
2026 (Remaining)	$—	$—
2027	404,594	—
2028	—	71,957
2029	1,140,968	—
2030	—	—
2031	—	—
Thereafter	—	—
Total	$1,545,562	$71,957

The Company is subject to various financial and operational covenants under the Repurchase Facilities and Revolving Credit Facility. These covenants require the Company to maintain certain financial ratios, which include leverage and fixed charge coverage, among others. As of September 30, 2026, the Company was in compliance with all of its financial loan covenants.

6. Collateralized Loan Obligations

The table below summarizes the Company’s collateralized loan obligations as of September 30, 2026:

Facility				Collateral
	Term	Weighted Average Interest Rate	Amount Outstanding	Count	Principal Outstanding Balance	Fair Value
FCR 2026-FL1	August 2043	5.62%	$785,250	29	$899,967	$899,967
Total			$785,250	29	$899,967	$899,967

On August 28, 2026 (the “CLO Closing Date”), the Company entered into a commercial real estate collateralized loan obligation (the “CRE CLO”) through its subsidiary real estate investment trust, FCR CRE SUB-REIT (“FCR Sub-REIT”), and CLO Issuer. On the CLO Closing Date, the CLO Issuer issued nine classes of notes: the Class A Notes, the Class A-S Notes, the Class B Notes, the Class C Notes, the Class D Notes and the Class E Notes (the “Offered Notes”), the Class F Notes and

the Class G Notes (together with the Offered Notes and the Class F Notes, the “Secured Notes”) and the Income Notes (together with the Secured Notes, the “CLO Notes”) in an aggregate principal amount of $900.0 million. The Company retained $114.8 million of the CLO Notes issued by the CLO Issuer. The CLO Notes bear interest at Term SOFR plus a spread. The collateralized loan obligations execution provides the Company with match-term financing on a non-mark-to-market and non-recourse basis.

The CLO Issuer issued the CLO pursuant to the terms of an indenture, dated as of August 28, 2026 (the “Indenture”), by and among the CLO Issuer, FCR CRE Holdco LLC, as advancing agent (together with its permitted successors and assigns, the “Advancing Agent”), Wilmington Trust, National Association, as trustee (together with its permitted successors and assigns, the “Trustee”), Computershare Trust Company, National Association, as note administrator, paying agent, calculation agent, transfer agent, authenticating agent, securities intermediary, notes registrar and backup advancing agent (in all of the foregoing capacities, together with its permitted successors and assigns, the “Note Administrator”) and custodian. FCR 2026-FL1 CM LLC, a subsidiary of the Company, will serve as the collateral manager for the CLO Issuer (in such capacity, together with its permitted successors and assigns, the “Collateral Manager”). On the CLO Closing Date, the CLO Issuer acquired the initial collateral portfolio from consolidated subsidiaries of the Company.

The CLO Notes will mature at par on the payment date in August 2043, unless redeemed or repaid prior thereto.

FCR 2026-FL1 Investor LLC, which is an indirect subsidiary of the Company and wholly-owned subsidiary of FCR Sub-REIT, acquired 100% of the Class F Notes, the Class G Notes and the Income Notes issued on the CLO Closing Date.

The Secured Notes represent limited recourse obligations of the CLO Issuer payable solely from certain collateral interests acquired by the CLO Issuer on and after the CLO Closing Date and pledged under the Indenture. To the extent the collateral is insufficient to make payments in respect of the Secured Notes, none of the Company, the CLO Issuer, any of their respective affiliates or any other person will have any obligation to pay any further amounts in respect of the Secured Notes.

The CLO Notes have not been registered under the Securities Act, or any state securities laws, and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.

The proceeds from the issuance of the CLO Notes on the CLO Closing Date, after payment of certain fees and expenses, were used to (i) purchase an initial portfolio of collateral interests, (ii) repay in full the GS Seller II Repurchase Facility, (iii) partially repay amounts owed by the sellers and their affiliates in respect of certain other pre-closing financings, including the GS Seller I Repurchase Facility, the GS Seller III Repurchase Facility, the MS Seller Repurchase Agreement and the Santander Repurchase Agreement, (iv) undertake certain related activities and (v) pay the fees and expenses in connection with the issuance of the CLO Notes.

The CLO Issuer is a VIE primarily because there is insufficient equity investment at risk. To assess whether the Company has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, the Company considered, among other factors, its role in establishing the VIE and its ongoing rights and responsibilities. The Company determined that it is the primary beneficiary as (1) it has the power to direct activities of the VIE that most significantly impact the VIE’s economic performance, and (2) through its retained interests, it has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company considers its variable interests, as well as any variable interests of its related parties in making this determination. The majority of the operations of the VIE are funded with cash flows generated from the loans within the VIE. Assets held by the VIE can be used only to settle obligations of the VIE. The CLO Notes represent limited recourse obligations of the CLO Issuer payable solely from certain collateral interests acquired by the CLO Issuer on and after the closing date and pledged under the Indenture. To the extent the collateral is insufficient to make payments in respect of the CLO Notes, none of the Company, the CLO Issuer, any of their respective affiliates or any other person will have any obligation to pay any further amounts in respect of the CLO Notes.

The consolidation of the CLO Issuer results in an increase in the Company’s gross assets, liabilities, revenues and expenses, however the impact to the Company’s shareholders’ equity and net income are equivalent to the Company’s net retained economic interests in the VIE. The following table details the assets and liabilities of the CLO Issuer included in the Company’s Condensed Consolidated Balance Sheets ($ in thousands):

September 30, 2026
Assets:
Commercial real estate loan investments, at fair value	$899,967
Restricted cash	397
Interest receivable	5,217
Other assets	35
Total assets	$905,616

Liabilities:
Collateralized loan obligations, gross	$785,250
Deferred financing costs, net	(6,412)
Collateralized loan obligations, net	778,838
Other liabilities	418
Interest payable	1,473
Total liabilities	$780,729

The following table presents the components of net interest income of the CLO Issuer included in the Condensed Consolidated Statements of Operations ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest income	$5,328	$—	$5,328	$—
Interest expense	(3,601)	—	(3,601)	—
Net interest income	$1,727	$—	$1,727	$—

7. Equity and Non-Controlling Interests

Authorized Capital

As of September 30, 2026, the Company had the authority to issue an unlimited number of preferred shares and 13 classes of common shares including Class B, Class R, Class J-1, Class J-2, Class J-3, Class J-4, Class J-5, Class S, Class D, Class I, Class F-I, Class F-S and Class E. Class E shares are classified as redeemable common shares on the Company’s Condensed Consolidated Balance Sheets. Each class of common shares and preferred shares has a par value of $0.01. The Company’s board of trustees has the ability to establish the preferences and rights of each class or series of preferred shares, without shareholder approval, and as such, it may afford the holders of any series or class of preferred shares preferences, powers and rights senior to the rights of holders of common shares. The differences among the common share classes relate to ongoing servicing fees, management fees, performance participation allocation and share repurchase rights. Other than differences in fees and repurchase rights, each class of common shares has the same economic and voting rights.

Common Shares

For the three months ended September 30, 2026 and 2025, the below tables detail the movement in the Company’s outstanding common shares (in thousands):

	Three Months Ended September 30, 2026
	Class B	Class R	Class J-1	Class J-2	Class J-4	Class S	Class D	Class I	Class F-I	Class F-S	Class E	Total
June 30, 2026	26,397	4,370	16,311	3,470	7,088	1,702	—	8,669	39	131	1,294	69,471
Common shares issued	—	—	—	—	756	148	338	3,512	102	211	1	5,068
Distribution reinvestment	152	24	173	50	50	19	2	59	1	2	5	537
Class transfers	1	(1)	—	—	—	—	—	5	—	—	(5)	—
Common shares repurchased	(212)	—	—	—	(85)	—	—	(81)	—	—	(8)	(386)
September 30, 2026	26,338	4,393	16,484	3,520	7,809	1,869	340	12,164	142	344	1,287	74,690

	Three Months Ended September 30, 2025
	Class B	Class R	Class J-1	Class J-2	Class J-4	Class S	Class I	Class E	Total
June 30, 2025	22,219	4,432	15,553	3,284	2,276	297	1,295	1,282	50,638
Common shares issued	986	—	—	—	1,884	475	2,459	5	5,809
Distribution reinvestment	130	20	152	42	28	5	13	3	393
Class transfers	—	—	—	—	—	—	—	—	—
Common shares repurchased	—	—	—	—	—	—	—	(1)	(1)
September 30, 2025	23,335	4,452	15,705	3,326	4,188	777	3,767	1,289	56,839

For the nine months ended September 30, 2026 and 2025, the below tables detail the movement in the Company’s outstanding common shares (in thousands):

	Nine Months Ended September 30, 2026
	Class B	Class R	Class J-1	Class J-2	Class J-4	Class S	Class D	Class I	Class F-I	Class F-S	Class E	Total
December 31, 2025	25,338	4,474	15,867	3,372	5,116	1,107	—	5,359	—	—	1,268	61,901
Common shares issued	706	—	—	—	2,780	723	338	6,726	141	342	21	11,777
Distribution reinvestment	455	70	517	148	144	50	2	152	1	2	14	1,555
Class transfers	51	(151)	100	—	—	—	—	8	—	—	(8)	—
Common shares repurchased	(212)	—	—	—	(231)	(11)	—	(81)	—	—	(8)	(543)
September 30, 2026	26,338	4,393	16,484	3,520	7,809	1,869	340	12,164	142	344	1,287	74,690

	Nine Months Ended September 30, 2025
	Class B	Class R	Class J-1	Class J-2	Class J-4	Class S	Class I	Class E	Total
December 31, 2024	9,401	976	—	—	—	—	18	1,133	11,528
Common shares issued	13,584	3,444	15,412	3,241	4,155	772	3,738	154	44,500
Distribution reinvestment	335	47	293	85	33	5	15	9	822
Class transfers	15	(15)	—	—	—	—	—	—	—
Common shares repurchased	—	—	—	—	—	—	(4)	(7)	(11)
September 30, 2025	23,335	4,452	15,705	3,326	4,188	777	3,767	1,289	56,839

Redeemable Common Shares

Affiliates of the Adviser hold Class E shares of the Company. See Note 10 - Related Party Transactions for further details on related party share ownership. The ability of the Class E holders to redeem the Class E shares for cash is outside of the Company’s control. Therefore, the Company has classified these Class E shares that are held by affiliates of the Adviser as redeemable common shares outside of equity on the Company’s Condensed Consolidated Balance Sheets. The Company received proceeds from the issuance of redeemable common shares of $0.1 million and $0.4 million for the three and nine months ended September 30, 2026, respectively. The Company received proceeds from the issuance of redeemable common shares of $0.2 million and $3.1 million for the three and nine months ended September 30, 2025, respectively.

As of September 30, 2026 and December 31, 2025, the Company had 1,287,190 and 1,267,756 redeemable common shares issued and outstanding, respectively.

The redeemable common shares are recorded at the greater of (i) their carrying amount, or (ii) their redemption value, which is equivalent to the fair value of the shares at the end of each measurement period. Accordingly, the Company did not record an allocation adjustment for the three and nine months ended September 30, 2026. An allocation adjustment of $(74,476) and $8,999 were recorded for the three and nine months ended September 30, 2025, respectively.

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

The Company repurchased 385,946 and 543,547 common shares for $7.7 million and $10.8 million for the three and nine months ended September 30, 2026, respectively. $7.7 million was payable to investors as of September 30, 2026. The Company had no unfulfilled repurchase requests during the three and nine months ended September 30, 2026.

The Company repurchased 1,490 common shares for $30,000 for the three months ended September 30, 2025 and 10,570 common shares for $0.2 million for the nine months ended September 30, 2025.

Distributions

The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income in accordance with GAAP, to its shareholders each year to comply with the REIT provisions of the Code. Each class of common shares receives the same gross distribution per share during the period.

For the three months ended September 30, 2026 and 2025, the aggregate net distributions declared for each applicable class of common shares are below:

	Three Months Ended September 30, 2026
	Class B	Class R	Class J-1	Class J-2	Class J-4	Class S	Class D(1)	Class I	Class F-I	Class F-S	Class E
Aggregate net distributions declared per share of common shares	$0.4122	$0.3705	$0.3878	$0.4002	$0.3338	$0.3152	$0.2582	$0.3639	$0.4025	$0.3596	$0.4622

	Three Months Ended September 30, 2025
	Class B	Class R	Class J-1	Class J-2	Class J-4	Class S	Class I	Class E
Aggregate net distributions declared per share of common shares	$0.3863	$0.3441	$0.3616	$0.3742	$0.3288	$0.3174	$0.3579	$0.4367

(1)
Shares were outstanding for a portion of the three months ended September 30, 2026.

For the nine months ended September 30, 2026 and 2025, the aggregate net distributions declared for each applicable class of common shares are below:

	Nine Months Ended September 30, 2026
	Class B	Class R	Class J-1	Class J-2	Class J-4	Class S	Class D(1)	Class I	Class F-I(1)	Class F-S(1)	Class E
Aggregate net distributions declared per share of common shares	$1.2386	$1.1130	$1.1651	$1.2025	$1.0089	$0.9609	$0.2582	$1.0966	$0.6774	$0.6061	$1.3887

	Nine Months Ended September 30, 2025
	Class B	Class R	Class J-1(2)	Class J-2(2)	Class J-4(2)	Class S(2)	Class I	Class E
Aggregate net distributions declared per share of common shares	$1.1589	$1.0320	$0.9590	$0.9925	$0.6597	$0.5318	$1.0539	$1.2595

(1)
Shares were outstanding for a portion of the nine months ended September 30, 2026.
(2)
Shares were outstanding for a portion of the nine months ended September 30, 2025.

Non-controlling Interests

As of September 30, 2026, the Company had two entities with non-controlling interests which the Company consolidates. As of September 30, 2026, equity of the joint ventures was $194.8 million, of which the Company owned $174.6 million and the remaining $20.2 million was allocated to non-controlling interests.

As of December 31, 2025, total equity of the joint ventures was $158.4 million, of which the Company owned $134.5 million and the remaining $23.9 million was allocated to non-controlling interests.

Share Based Compensation

The Company accrued $0.2 million and $0.3 million of non-cash compensation expense as of September 30, 2026 and December 31, 2025, respectively.

8. Earnings Per Share

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

For the three and nine months ended September 30, 2026 and 2025 net earnings per common share is computed as below ($ in thousands, except per share data):

	Three Months Ended September 30, 2026
	Class B	Class R	Class J-1	Class J-2	Class J-4	Class S	Class D	Class I	Class F-I	Class F-S	Class E	Total
Net income	$10,777	$1,790	$6,704	$1,430	$2,607	$622	$70	$3,612	$35	$97	$593	$28,337
Weighted average number of common shares outstanding	26,497	4,385	16,424	3,502	7,617	1,808	217	10,615	99	270	1,296	72,730
Earnings per common share — basic and diluted	$0.41	$0.41	$0.41	$0.41	$0.34	$0.34	$0.32	$0.34	$0.35	$0.36	$0.46	$0.39

	Three Months Ended September 30, 2025
	Class B	Class R	Class J-1	Class J-2	Class J-4	Class S	Class I	Class E	Total
Net income	$7,573	$1,477	$5,201	$1,101	$949	$174	$827	$493	$17,795
Weighted average number of common shares outstanding	22,833	4,445	15,652	3,312	3,524	648	3,066	1,287	54,767
Earnings per common share — basic and diluted	$0.33	$0.33	$0.33	$0.33	$0.27	$0.27	$0.27	$0.38	$0.32

	Nine Months Ended September 30, 2026
	Class B	Class R	Class J-1	Class J-2	Class J-4	Class S	Class D	Class I	Class F-I	Class F-S	Class E	Total
Net income	$30,263	$5,052	$18,688	$3,976	$6,509	$1,545	$70	$8,226	$42	$118	$1,678	$76,167
Weighted average number of common shares outstanding	26,337	4,390	16,232	3,453	6,706	1,582	73	8,440	40	114	1,291	68,658
Earnings per common share — basic and diluted	$1.15	$1.15	$1.15	$1.15	$0.97	$0.98	$0.96	$0.97	$1.05	$1.04	$1.30	$1.11

	Nine Months Ended September 30, 2025
	Class B	Class R	Class J-1	Class J-2	Class J-4	Class S	Class I	Class E	Total
Net income	$22,404	$4,573	$12,338	$2,809	$1,425	$234	$1,140	$1,612	$46,535
Weighted average number of common shares outstanding	19,837	4,035	11,678	2,675	1,635	274	1,335	1,271	42,740
Earnings per common share — basic and diluted	$1.13	$1.13	$1.06	$1.05	$0.87	$0.85	$0.85	$1.27	$1.09

9. Fair Value of Financial Instruments

The following table presents the Company’s investment assets carried at fair value on a recurring basis on the Condensed Consolidated Balance Sheets by their level in the fair value hierarchy as of September 30, 2026 ($ in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3
Financial Assets:
Commercial real estate loan investments	$—	$—	$3,334,859
Investments in real estate-related assets:
Mortgage servicing rights	—	9,059	—
Residential bridge loans	—	—	42,298
Tax liens	—	—	318,737
Total investments in real estate-related assets:	—	9,059	361,035
Total	$—	$9,059	$3,695,894

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

The following table presents the Company’s investment assets carried at fair value on a recurring basis on the Condensed Consolidated Balance Sheets by their level in the fair value hierarchy as of December 31, 2025 ($ in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3
Financial Assets:
Commercial real estate loan investments	$—	$—	$2,177,027
Investments in real estate-related assets:
Mortgage servicing rights	—	—	74,848
Residential bridge loans	—	—	27,735
Tax liens	—	—	368,943
Total investments in real estate-related assets:	—	—	471,526
Total	$—	$—	$2,648,553

The following tables summarize changes in investments for the three and nine months ended September 30, 2026 and 2025 ($ in thousands):

	Three Months Ended September 30, 2026
	Commercial Real Estate Loan Investments	Mortgage Servicing Rights	Residential Bridge Loans	Tax Liens
Balance at June 30, 2026	$2,900,385	$11,647	$33,604	$409,980
Loan originations and fundings	554,640	—	13,805	21,526
Repayments	(119,308)	—	(5,111)	(112,912)
Return of capital	—	(2,685)	—	—
Net realized gain on investments	—	—	—	242
Net unrealized gain (loss) on investments	(858)	97	—	(99)
Balance at September 30, 2026	$3,334,859	$9,059	$42,298	$318,737

	Three Months Ended September 30, 2025
	Commercial Real Estate Loan Investments	Mortgage Servicing Rights	Residential Bridge Loans	Tax Liens
Balance at June 30, 2025	$1,318,378	$81,281	$19,613	$340,857
Loan originations and fundings	385,599	13	5,989	13,953
Repayments	—	—	(2,947)	(104,214)
Return of capital	—	(1,679)	—	—
Net realized loss on investments	—	—	—	(249)
Net unrealized gain (loss) on investments	—	(3,240)	—	15
Balance at September 30, 2025	$1,703,977	$76,375	$22,655	$250,362

	Nine Months Ended September 30, 2026
	Commercial Real Estate Loan Investments	Mortgage Servicing Rights	Residential Bridge Loans	Tax Liens
Balance at December 31, 2025	$2,177,027	$74,848	$27,735	$368,943
Loan originations and fundings	1,390,263	50	29,072	260,973
Repayments	(232,922)	—	(14,509)	(309,527)
Return of capital	—	(65,468)	—	—
Net realized loss on investments	—	—	—	(1,163)
Net unrealized gain (loss) on investments	491	(371)	—	(489)
Balance at September 30, 2026	$3,334,859	$9,059	$42,298	$318,737

	Nine Months Ended September 30, 2025
	Commercial Real Estate Loan Investments	Mortgage Servicing Rights	Residential Bridge Loans	Tax Liens
Balance at December 31, 2024	$370,401	$9,835	$2,750	$68,082
Loan originations and fundings	1,333,576	73,416	23,125	331,362
Repayments	—	—	(3,220)	(148,007)
Return of capital	—	(2,661)	—	—
Net realized loss on investments	—	—	—	(1,090)
Net unrealized gain (loss) on investments	—	(4,215)	—	15
Balance at September 30, 2025	$1,703,977	$76,375	$22,655	$250,362

The key unobservable inputs used in determining the fair value of the Company’s investments as of September 30, 2026 were as follows:

Level 3 Asset Category	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs	Impact to Valuation from an Increase in Input
Commercial real estate loan investments	$3,334,859	Discounted cash flow	Discount rate	4.45% - 13.25%	Decrease
Investments in real estate-related assets:
Residential bridge loans	$42,298	Discounted cash flow	Discount rate	10.00%	Decrease
Tax liens	$318,737	Yield analysis	Yield	0% - 19.57%	Increase

The key unobservable inputs used in determining the fair value of the Company’s investments as of December 31, 2025 were as follows:

Level 3 Asset Category	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs	Impact to Valuation from an Increase in Input
Commercial real estate loan investments	$2,177,027	Discounted cash flow	Discount rate	4.10% - 12.84%	Decrease
Investments in real estate-related assets:
Mortgage servicing rights	$74,848	NAV	NAV	$74,848	Increase
Residential bridge loans	$27,735	Discounted cash flow	Discount rate	10.00%	Decrease
Tax liens	$368,943	Yield analysis	Yield	5.20% - 17.02%	Increase

10. Related Party Transactions

Due to Affiliate

The following table details the components of due to affiliates on the Condensed Consolidated Balance Sheets ($ in thousands):

	September 30, 2026	December 31, 2025
Advanced organizational and offering costs	$4,531	$5,401
General and administrative expenses	3,765	3,237
Accrued management fee	2,627	1,090
Accrued performance participation allocation	1,019	503
Accrued shareholder servicing fee	56,329	50,439
Repurchases payable	155	—
Total	$68,426	$60,670

Advanced Organizational and Offering Costs

The Adviser has agreed to advance organization and offering costs on behalf of the Company (including legal, accounting and other expenses attributable to the organization, but excluding ongoing servicing fees) through August 1, 2025, the first anniversary of the initial closing of the Company’s private offering. The Company is reimbursing the Adviser for all such advanced expenses in equal monthly installments over the 60-month period that began on August 1, 2025. Additionally, the Adviser pays certain other general corporate expenses on behalf of the Company. Such expenses are reimbursed by the Company to the Adviser in the ordinary course. Any amount due to the Adviser but not paid is recorded as a component of due to affiliate on the Condensed Consolidated Balance Sheets. As of September 30, 2026 and December 31, 2025, $4.5 million and $5.4 million, respectively, of reimbursable costs were payable to the Adviser.

General and Administrative Expense

The Adviser has agreed to advance certain operating costs, including debt issuance costs and general and administrative expenses, incurred through December 31, 2024. The Company is reimbursing the Adviser for all such advanced operating expenses in equal monthly installments over the 60-month period that began on January 1, 2025. Additionally, the Adviser pays certain other general corporate expenses on behalf of the Company. Such expenses are reimbursed by the Company to the Adviser in the ordinary course. As of September 30, 2026 and December 31, 2025, the Adviser had incurred operating expenses, including general and administrative expenses of $3.5 million and $2.8 million, respectively, on behalf of the Company, that are recorded as a component of due to affiliates on the Condensed Consolidated Balance Sheets. Additionally, approximately $0.3 million and $0.4 million were payable to the Board of Trustees related to compensation expense at September 30, 2026 and December 31, 2025, respectively.

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

During the three and nine months ended September 30, 2026, the Company recognized $3.9 million and $10.8 million, respectively, of management fees in the Company’s Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2025, the Company recognized $2.8 million and $5.2 million, respectively, of management fees in the Company’s Condensed Consolidated Statements of Operations.

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

During the three and nine months ended September 30, 2026, the Company recognized $1.0 million and $2.3 million, respectively, of performance participation allocation expense in the Company’s Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2025, the Company recognized $0.3 million and $0.5 million, respectively, of performance participation allocation expense in the Company’s Condensed Consolidated Statements of Operations.

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

•
0.85% per annum for Class R, Class S and Class F-S shareholders
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

Repurchases Payable

During the three and nine months ended September 30, 2026, affiliates of the Adviser submitted 7,756 Class E shares for repurchase by the Company for $0.2 million. As of September 30, 2026, $0.2 million is recorded as a component of Due to affiliate on the Company’s Condensed Consolidated Balance sheets.

Related Party Share Ownership

As of September 30, 2026, FIG LLC owns 998,345 Class E shares for an aggregate purchase price of $20.0 million.

11. Commitments and Contingencies

Commitments and contingencies may arise in the ordinary course of business. As of September 30, 2026, the Company had unfunded commitments of up to $183.2 million, $64.6 million and $26.2 million related to its CRE loan investments, the MSR subscription agreement and residential bridge loan investments, respectively. The exact timing and amounts of such future fundings are uncertain. As of December 31, 2025, the Company had unfunded commitments of up to $122.3 million, $70.6 million and $17.0 million related to its CRE loan investments, the MSR subscription agreement and residential bridge loan investments, respectively. The Company plans to fund these commitments through a combination of existing cash on hand and future capital raised from investor subscriptions.

The MSR subscription agreement commitment of $64.6 million remains contractually outstanding until the joint venture is dissolved. The Company does not currently anticipate being required to fund additional amounts under this commitment.

As of September 30, 2026, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

12. Economic Dependency

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

13. Subsequent Events

Investment Activity

Subsequent to September 30, 2026, the Company originated the following CRE loans ($ in thousands):

Location	Property Type	Origination Date	Loan Amount (1)	Outstanding Principal	Interest Rate(2)	Maturity Date
West	Retail	10/1/2026	$7,090	$2,013	SOFR + 8.25%	9/30/2027
East	Multifamily	10/16/2026	69,000	69,000	SOFR + 3.00%	10/15/2027
East	Multifamily	10/26/2026	5,300	5,300	SOFR + 3.50%	10/26/2027
East	Multifamily	10/28/2026	15,500	10,500	SOFR + 4.00%	10/28/2028
South	Multifamily	10/29/2026	53,500	53,175	SOFR + 2.60%	11/1/2028
East	Multifamily	10/30/2026	19,550	16,150	SOFR + 3.05%	10/30/2028
South	Industrial	10/30/2026	265,174	226,450	SOFR + 2.50%	11/8/2029
Total			$435,114	$382,588

(1)
Loan amount consists of outstanding principal balance plus unfunded loan commitments.
(2)
Loans earn interest at the one-month term SOFR plus a spread. Payment terms for all loans are interest only with principal due at maturity.

Subsequent to September 30, 2026, the Company received $65.0 million related to the repayment of the outstanding principal balance of four commercial real estate loans.

Subsequent to September 30, 2026, the Company acquired the following tax liens ($ in thousands):

Location	Purchase Price
Colorado	$4,749
Connecticut	239
New Jersey	1,522
Florida	249
Ohio	62
New York	651
Massachusetts	8
Total	$7,480

Subsequent to September 30, 2026, the Company funded $8.9 million of residential bridge loans.

Borrowing Activity

The following table summarizes the Company’s borrowings and paydowns subsequent to September 30, 2026 ($ in thousands):

	Borrowings	Paydowns	Ending Balance	Weighted Average Interest Rate	Maturity Date
Repurchase Facilities:
GS Seller I Repurchase Facility	$—	$—	$725,360	6.01%	8/16/2029
GS Seller III Repurchase Facility	—	(9,815)	28,256	5.85%	8/16/2029
GS Seller IV Repurchase Facility	71,213	—	145,201	5.60%	8/16/2029
Atlas Repurchase Facility	11,171	(11,541)	404,224	6.07%	10/11/2027
Morgan Stanley Repurchase Facility	83,231	—	310,244	5.45%	7/24/2029
NS Seller I Repurchase Facility	13,199	—	13,199	6.01%	11/21/2027
Santander Repurchase Facility	—	—	76,536	5.20%	4/8/2029
Capital One Repurchase Facility	169,838	—	169,838	5.33%	9/30/2027
Total Repurchase Facilities	348,652	(21,356)	1,872,858
JPM Revolving Credit Facility	—	(36,569)	35,388	5.40%	10/15/2028
Total	$348,652	$(57,925)	$1,908,246

GS Repurchase Facilities

On October 16, 2026, GS Seller III, GS Seller IV and Goldman Sachs entered into a sixth amendment to the GS Seller III Repurchase Agreement, as amended by the amendments comprising the Fifth Amended GS Seller III Repurchase Agreement (together with the related transaction documents, the “Sixth Amended GS Seller III Repurchase Agreement”). Pursuant to the Sixth Amended GS Seller III Repurchase Agreement, the financing available to GS Seller III and GS Seller IV in connection with the acquisition and/or origination by the Company of certain loans, as more particularly described in the Sixth Amended GS Seller III Repurchase Agreement, was increased from an aggregate amount not to exceed $150.0 million to an aggregate amount not to exceed $250.0 million.

Effective as of October 16, 2026, Goldman Sachs and GS Seller II terminated the Second Amended GS Seller II Repurchase Agreement pursuant to a Termination of Master Repurchase Agreement and Transaction Documents and terminated the GS Guaranty II, and released the Company as guarantor thereunder pursuant to an Unconditional Release and Termination of Guaranty.

Proceeds from the Issuance of Common Shares

Subsequent to September 30, 2026, the Company issued the following shares (in thousands, except for share amounts):

	Shares	Gross Proceeds
Class B	101,697	$2,031
Class R	16,349	324
Class J-1	119,144	2,362
Class J-2	34,597	685
Class J-4	80,121	1,606
Class S	100,343	2,009
Class D	6,001	120
Class I	1,236,329	24,734
Class F-I	484,237	9,682
Class F-S	118,534	2,372
Class E	5,833	116
Total	2,303,185	$46,041

The Company has performed an evaluation of subsequent events through November 12, 2026, which is the date the condensed consolidated financial statements were issued. Other than those items previously disclosed, no other events have occurred that require consideration as adjustments to, or disclosures in, the condensed consolidated financial statements.

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

As of September 30, 2026, we have received aggregate proceeds of $1.5 billion from the sale of our common shares. The Company has primarily used the net proceeds to make investments in real estate debt and other investments as further described below under “Overall Portfolio.” The Company intends to continue selling common shares on a monthly basis.

Market Conditions and Trends

The Company’s businesses are materially affected by conditions in the financial markets and economic conditions in the United States and, to a lesser extent, elsewhere in the world.

During the third quarter of 2026, the persistence of elevated inflation and uncertainty surrounding interest rates, in conjunction with geopolitical instability (including the conflict between Russia and Ukraine and the conflict in the Middle East, including between the U.S. and Iran and other developing conflicts), and limited visibility into future capital availability continued to weigh on industry deal activity and market valuations.

Our business, focused on floating rate loans across CRE debt and residential loans and assets, continued to deploy capital across senior components of the capital structure. Our investors continue to benefit from the inflation-mitigating characteristics and long term risk adjusted returns of our credit-focused diversified mortgage REIT strategy.

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

Recent Developments

Since September 30, 2026, and through and including the date hereof, we have (i) originated seven CRE loans across the United States with an aggregate loan amount and outstanding principal amount of $435.1 million and $382.6 million, respectively, (ii) received $65.0 million related to the repayment of the outstanding principal balance of four CRE loans (iii) acquired $7.5 million of tax liens across seven states, (iv) funded $8.9 million of residential bridge loans and (v) issued and sold an aggregate of 2,303,185 common shares in our private offering, resulting in proceeds of $46.0 million (see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 13. Subsequent Events” and the section titled “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds”).

On October 16, 2026, FCR DC GS Seller III LLC, a subsidiary of the Company (“GS Seller III”), FCR DC GS Seller IV LLC, a subsidiary of the Company (“GS Seller IV”), and Goldman Sachs Bank USA (“Goldman Sachs”) entered into a sixth amendment to that certain Master Repurchase Agreement, dated as of October 11, 2024 (the “GS Seller III Repurchase Agreement”), by and between GS Seller III and Goldman Sachs (together with the related transaction documents, the “Sixth Amended GS Seller III Repurchase Agreement”). Pursuant to the Sixth Amended GS Seller III Repurchase Agreement, the financing available to GS Seller III and GS Seller IV in connection with the acquisition and/or origination by the Company of certain loans, as more particularly described in the Sixth Amended GS Seller III Repurchase Agreement, was increased from an aggregate amount not to exceed $150.0 million to an aggregate amount not to exceed $250.0 million.

Effective as of October 16, 2026, Goldman Sachs and FCR Key GS Seller II LLC, a subsidiary of the Company, terminated the second amendment to the GS Seller II Repurchase Agreement (the “Second Amended GS Seller II Repurchase Agreement”) pursuant to a Termination of Master Repurchase Agreement and Transaction Documents and terminated the guaranty provided in connection with the Second Amended GS Seller II Repurchase Agreement, and released the Company as guarantor thereunder pursuant to an Unconditional Release and Termination of Guaranty.

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

Q3 2026 Highlights

Operating Results

We declared monthly net distributions totaling $28.1 million for the three months ended September 30, 2026. The details of our total returns are shown in the following table:

	Class B	Class R	Class J-1	Class J-2	Class J-3	Class J-4	Class J-5	Class S	Class D	Class I	Class F-I	Class F-S	Class E
Inception-to-Date Total Return (1)	8.28%	6.99%	6.99%	7.21%	—%	9.09%	—%	5.57%	0.96%	7.69%	2.95%	—%	8.99%

(1)
Total return is calculated as the change in NAV per share during the respective periods plus any distributions per share declared in the period and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Shares were initially issued for Class E, Class B, Class I, Class R, Class J-1, Class J-2, Class J-4, Class S, Class F-I, Class F-S and Class D on July 1, 2024, August 1, 2024, September 1, 2024, December 1, 2024, February 3, 2025, April 1, 2025, May 1, 2025, May 1, 2026, May 1, 2026 and August 1, 2026 respectively. Total return for periods greater than one year are annualized. The Company believes total return is a useful measure of the overall investment performance of our shares.

Investment Activity

For the three months ended September 30, 2026, we originated the below senior secured CRE loans ($ in thousands):

Loan Type	Loan Amount (1)	Outstanding Principal	Fair Value	Weighted Average Interest Rate(2)	Weighted Average Maturity (years)	Weighted Average Maximum Maturity (years)(3)
Senior Loans	$538,311	$511,363	$511,363	SOFR + 3.06%	2.44	4.55
Mezzanine loans(4)	19,852	16,469	16,469	SOFR + 3.15%	2.00	3.00
Total	$558,162	$527,832	$527,832

(1)
Loan amount consists of outstanding principal balance plus unfunded loan commitments.
(2)
Represents weighted average interest rate of the most recent interest period in effect for each loan as of period end. As of September 30, 2026, loans earn interest at the one-month term Secured Overnight Financing Rate (“SOFR”) plus a spread and are subject to a weighted-average rate floor of 6.06%. Payment terms for all loans are interest only with principal due at maturity.
(3)
Maximum maturity assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are subject to certain conditions as defined in the respective loan agreement.
(4)
Mezzanine loans are subordinate to the Company’s senior loans to the same borrowers.

The tables below detail the property type and geographic location of the properties securing our CRE loan investments originated during the three months ended September 30, 2026 ($ in thousands):

	Three Months Ended September 30, 2026
Property Type	Fair Value	Percentage
Multifamily	$269,717	51.1%
Student Housing	125,965	23.9%
Hospitality	132,150	25.0%
Total	$527,832	100%

	Three Months Ended September 30, 2026
Geographic Location	Fair Value	Percentage
United States:
East	$178,117	33.7%
West	92,150	17.5%
South	257,565	48.8%
Total	$527,832	100%

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

During the nine months ended September 30, 2026, the joint venture completed the sale of the underlying MSR portfolio, and the Company began receiving return of capital. A portion of the sale proceeds is subject to a customary holdback, pending satisfaction of post-closing conditions. The remaining investment is recorded at fair value, which was determined based on management's estimate of the remaining proceeds expected to be received. Changes in the fair value are recorded as net unrealized gain (loss) on investments in the Company’s Condensed Consolidated Statements of Operations.

On December 20, 2024, we entered into a forward flow relationship with a non-bank lender to purchase newly originated bridge loans secured by mortgages on residential properties. As of September 30, 2026, our residential bridge loans consisted of the following ($ in thousands):

Number of Loans	Loan Amount(1)	Outstanding Principal	Fair Value	Interest Rate	Maximum Maturity Date(2)
78	$68,487	$42,298	$42,298	10.00%	7/23/2027

(1)
Loan amount consists of outstanding principal balance plus unfunded loan commitments.
(2)
Maximum maturity date assumes all extension options are exercised.

As of September 30, 2026, we have acquired the below tax lien investments ($ in thousands):

Location	Lien Count	Acquisition Date	Par Value	Fair Value
New Jersey	471	8/30/2024	$19,454	$19,391
Mississippi	1,741	9/4/2024	8,492	9,305
Colorado	793	10/23/2024	16,075	16,549
California	42,229	12/4/2024	42,964	45,301
Illinois	181	12/10/2024	5,562	5,575
New York	156	2/18/2025	2,510	2,302
Connecticut	821	4/28/2025	8,925	9,231
Ohio	59	4/28/2025	1,527	1,431
Florida	29,828	6/1/2025	209,076	208,758
Alabama	2	11/6/2025	125	124
Washington D.C.	9	11/6/2025	240	237
Massachusetts	12	11/6/2025	522	502
Maryland	2	11/6/2025	31	31
Total	76,304		$315,503	$318,737

Capital Activity and Financings

•
Raised proceeds of $112.2 million from the sale of our common shares during the three months ended September 30, 2026.
•
Repaid $292.3 million on the outstanding principal balance on our Revolving Credit Facility during the three months ended September 30, 2026.
•
Drew an additional $409.0 million and repaid $899.0 million on the outstanding principal balance on our Repurchase Facilities during the three months ended September 30, 2026.
•
Issued $785.5 million aggregate principal amount of notes through a collateralized loan obligation transaction during the three months ended September 30, 2026

MS Repurchase Facilities

On July 8, 2026, a subsidiary of the Company, FCR MS Seller LLC, as seller (the “MS Seller”), Morgan Stanley Mortgage Capital Holdings LLC (“Morgan Stanley”), as administrative agent for Morgan Stanley Bank, N.A. and such other financial institutions from time to time party thereto as buyers (“MSBNA” and, together with such other financial institutions from time to time party thereto, the “MS Buyers”) entered into an amendment (the “Second Amendment to MS Seller Repurchase Agreement”) to the Master Repurchase and Securities Contract Agreement, dated July 24, 2025 (as amended, supplemented or otherwise modified from time to time, together with the related transaction documents, the “MS Seller Repurchase Agreement”), as previously amended on March 12, 2026. Pursuant to the Second Amendment to MS Seller Repurchase Agreement, the financing available in connection with the acquisition and/or origination by the Company of certain loans as more particularly described in the MS Seller Repurchase Agreement was increased from an aggregate of $500.0 million to $750.0 million.

Capital One Repurchase Facility

On September 30, 2026, a subsidiary of the Company, FCR CRE CONA Seller LLC (the “CONA Seller”) and Capital One, National Association (the “Capital One Buyer”) entered into a Master Repurchase and Securities Contract Agreement (together with the related transaction documents, the “Capital One Repurchase Agreement”). The Capital One Repurchase Agreement provides up to an aggregate of $750 million of financing (of which $400 million is available initially and an additional $350 million is available subject to satisfaction of certain conditions, including Capital One Buyer’s approval) in connection with the acquisition and/or origination by the Company of certain loans as more particularly described in the Capital One Repurchase Agreement. Subject to the terms and conditions thereof, the Capital One Repurchase Agreement provides for the purchase, sale and repurchase of mortgage loans, mezzanine loans and participation interests in such mortgage loans satisfying certain conditions set forth in the Capital One Repurchase Agreement (collectively, the “Capital One Repurchase Facility”).

Advances under the Capital One Repurchase Agreement accrue interest at a per annum rate equal to Term SOFR for a one-month period plus a margin as agreed upon by the Capital One Buyer and the CONA Seller for each transaction. The initial availability period under the Capital One Repurchase Agreement expires September 30, 2027, subject to three one-year extension options, the first two of which are at the CONA Seller’s option (subject to satisfaction of certain customary conditions in accordance with the Capital One Repurchase Agreement) and the third of which is subject to Capital One Buyer’s approval.

In connection with the Capital One Repurchase Agreement, the Company entered into a Guaranty Agreement, dated September 30, 2026 (the “Capital One Guaranty”), under which the Company (i) guarantees losses associated with customary non-recourse carve-outs with respect to the Company and the CONA Seller, (ii) guarantees a percentage of outstanding advances made by Capital One Buyer to the CONA Seller as agreed upon by the Capital One Buyer and the CONA Seller for each transaction, only for so long as less than five assets remain financed under the Capital One Repurchase Agreement, and (iii) agrees to satisfy certain financial covenants including minimum net worth, liquidity and maximum leverage. The Capital One Guaranty may become fully recourse to the Company up to the entire amount needed for the CONA Seller to repurchase the loans and interests in such loans comprising the Capital One Repurchase Facility if the CONA Seller or the Company become the subject of a voluntary or collusive involuntary proceeding under any bankruptcy, insolvency or similar law and for other customary insolvency related actions. The Company is also liable under the Capital One Guaranty for costs, expenses, damages and losses actually incurred by the Capital One Buyer resulting from customary “bad boy” events pertaining to the Company and/or the CONA Seller as described in the Capital One Guaranty.

GS Repurchase Facilities

Effective as of August 14, 2026, GS Seller IV became an additional seller under the GS Seller III Repurchase Agreement pursuant to a Joinder and Fifth Amendment to Master Repurchase Agreement and Other Transaction Documents (the “Fifth Amended GS Seller III Repurchase Agreement”). The joinder permits GS Seller IV to obtain financing for eligible assets under the existing GS Repurchase Facilities. In connection with the Fifth Amended GS Seller III Repurchase Agreement, the Company reaffirmed its obligations under the guaranty in connection with the GS Seller III Repurchase Agreement. In connection with the Fifth Amended GS Seller III Repurchase Agreement, GS Seller III transferred certain purchased assets to GS Seller IV for financing under the Fifth Amended GS Seller III Repurchase Agreement.

Overall Portfolio

As of September 30, 2026, our portfolio was comprised of the following ($ in thousands):

Asset Type	Fair Value	Fair Value as % of Overall Portfolio
Commercial real estate loans	$3,334,859	90.01%
Tax liens	318,737	8.60%
Mortgage servicing rights	9,059	0.24%
Residential bridge loans	42,298	1.14%
Total	$3,704,953	100%

Results of Operations

The following table sets forth the results of our operations for the three months ended September 30, 2026 and 2025 ($ in thousands):

	Three Months Ended
	September 30, 2026	September 30, 2025	Change $
Revenues
Interest income	$76,437	$43,492	$32,945
Total revenues	76,437	43,492	32,945

Expenses
Organizational costs	—	43	(43)
General and administrative	5,454	4,574	880
Management fee	5,030	3,634	1,396
Performance participation allocation	1,020	335	685
Total expenses	11,504	8,586	2,918

Other income (expense)
Interest expense	(35,923)	(16,799)	(19,124)
Net unrealized gain (loss) on investments	(860)	(3,225)	2,365
Net realized gain (loss) on investments	242	(249)	491
Other income	421	3,827	(3,406)
Total other income (expense)	(36,120)	(16,446)	(19,674)

Net income	28,813	18,460	10,353
Net income attributable to non-controlling interests	476	665	(189)
Net income attributable to common shareholders	$28,337	$17,795	$10,542

Interest income

Interest income

Interest income increased $32.9 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 from $43.5 million to $76.4 million, primarily as a result of the larger loan portfolio.

Expenses

Organizational costs

Organizational costs decreased $42,630 for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 from $42,630 to $0, as a result of incurring all organizational costs in 2024 and 2025.

General and administrative

General and administrative expenses increased $0.9 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 from $4.6 million to $5.5 million, primarily as a result of increased professional services expense in line with the Company’s growth.

Management fee

Management fee expenses increased $1.4 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 from $3.6 million to $5.0 million, primarily as a result of fee waivers expiring in 2025 and the growth of fee paying share classes.

Performance participation allocation

Performance participation allocation expense increased $0.7 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 from $0.3 million to $1.0 million, primarily as a result of fee waivers expiring in 2025 and the growth of fee paying share classes.

Other income (expense)

Interest expense

Interest expense increased $19.1 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 from $16.8 million to $35.9 million, primarily as a result of increased borrowings on our Repurchase Facilities and Revolving Credit Facility.

Net unrealized gain (loss) on investments

Net unrealized loss on investments decreased $2.4 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 from $3.2 million to $0.9 million, primarily as a result of unrealized losses on an equity investment from the prior year.

Net realized gain (loss) on investments

Net realized gain (loss) on investments increased $0.5 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 from ($0.2) million to $0.2 million. The prior-period loss was primarily the result of the resolution of tax lien investments in jurisdictions where upfront premiums are not recoverable, resulting in a write-off of the acquisition premium. The current-period gain was primarily due to gains realized on the disposition of other investments. Realized losses are consistent with our original underwriting assumptions. Income from resolved tax lien investments, subject to such realized losses, are included in interest income on the Company’s Condensed Consolidated Statements of Operations.

Other income

Other income decreased $3.4 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 from $3.8 million to $0.4 million, primarily as a result of less money market interest earned and income related to an equity investment.

The following table sets forth the results of our operations for the nine months ended September 30, 2026 and 2025 ($ in thousands):

	Nine Months Ended
	September 30, 2026	September 30, 2025	Change $
Revenues
Interest income	$197,532	$93,630	$103,902
Total revenues	197,532	93,630	103,902

Expenses
Organizational costs	—	317	(317)
General and administrative	15,815	9,795	6,020
Management fee	14,118	6,642	7,476
Performance participation allocation	2,342	456	1,886
Total expenses	32,275	17,210	15,065

Other income (expense)
Interest expense	(92,166)	(32,783)	(59,383)
Net unrealized gain (loss) on investments	(369)	(4,200)	3,831
Net realized gain (loss) on investments	(1,163)	(1,090)	(73)
Other income	6,431	10,249	(3,818)
Total other income (expense)	(87,267)	(27,824)	(59,443)

Net income	77,990	48,596	29,394
Net income attributable to non-controlling interests	1,823	2,061	(238)
Net income attributable to common shareholders	$76,167	$46,535	$29,632

Revenues

Interest income

Interest income increased $103.9 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 from $93.6 million to $197.5 million, primarily as a result of the larger loan portfolio.

Expenses

Organizational costs

Organizational costs decreased $0.3 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 from $0.3 million to $0, as a result of incurring all organizational costs in 2024 and 2025.

General and administrative

General and administrative expenses increased $6.0 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 from $9.8 million to $15.8 million, primarily as a result of increased professional services expense in line with the Company’s growth.

Management fee

Management fee expenses increased $7.5 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 from $6.6 million to $14.1 million, primarily as a result of fee waivers expiring in 2025 and the growth of fee paying share classes.

Performance participation allocation

Performance participation allocation expense increased $1.9 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 from $0.5 million to $2.3 million, primarily as a result of fee waivers expiring in 2025 and the growth of fee paying share classes.

Other income (expense)

Interest expense

Interest expense increased $59.4 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 from $32.8 million to $92.2 million, primarily as a result of increased borrowings on our Repurchase Facilities and Revolving Credit Facility.

Net unrealized gain (loss) on investments

Net unrealized gain (loss) on investments decreased $3.8 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 from $4.2 million to $0.4 million, primarily as a result of lower unrealized losses on an equity investment in the current year.

Net realized loss on investments

Net realized loss on investments increased $0.1 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 from $1.1 million to $1.2 million, primarily as a result of the resolution of tax lien investments in jurisdictions where upfront premiums are not recoverable, resulting in a write-off of the acquisition premium. These realized losses are consistent with our original underwriting assumptions. Income from resolved tax lien investments, subject to such realized losses, are included in interest income on the Company’s Condensed Consolidated Statements of Operations.

Other income

Other income decreased $3.8 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 from $10.2 million to $6.4 million, primarily as a result of less money market interest earned and income related to an equity investment.

Net Asset Value

EA RESIG, LLC, a subsidiary of Eisner Advisory Group LLC, calculates our NAV per share, which our Adviser subsequently reviews and confirms the calculations in connection therewith, in each case, in accordance with the valuation guidelines that have been approved by our board of trustees. Our total NAV presented in the following tables includes the NAV of our outstanding classes of common shares, which includes Class B, Class R, Class J-1 shares, Class J-2 shares, Class J-3 shares, Class J-4 shares, Class J-5 shares, Class S, Class D, Class I, Class F-I, Class F-S and Class E common shares. The following table provides a breakdown of the major components of our NAV as of September 30, 2026 ($ in thousands):

Components of NAV	Amount
Commercial real estate loan investments	$3,334,859
Investments in real estate-related assets	370,094
Cash and cash equivalents	166,947
Restricted cash	93,455
Other assets	44,023
Secured debt arrangements	(1,537,977)
Collateralized loan obligations	(778,838)
Revolving credit facilities	(71,895)
Subscriptions received in advance	(16,469)
Distribution Payable	(9,625)
Due to affiliate	(6,727)
Other liabilities	(79,083)
Non-controlling interests	(20,191)
Net Asset Value	$1,488,573
Number of outstanding shares (1)	74,690

(1)
Includes 1,287,190 shares of common shares held by affiliates of the Adviser that are classified as redeemable common shares.

The following table provides a breakdown of our total NAV and NAV per share by class as of September 30, 2026 ($ in thousands, except per share data):

	NAV	Number of Outstanding Shares	NAV Per Share
Class B	$525,819	26,338	$19.9640
Class R	87,026	4,393	$19.8103
Class J-1	326,676	16,484	$19.8174
Class J-2	69,695	3,520	$19.8009
Class J-3	—	—	—
Class J-4	156,525	7,809	$20.0442
Class J-5	—	—	—
Class S	37,402	1,869	$20.0093
Class D	6,787	340	$19.9567
Class I	243,246	12,164	$19.9974
Class F-I	2,832	142	$19.9890
Class F-S	6,890	344	$20.0013
Class E(1)	25,675	1,287	$19.9462
Total	$1,488,573	74,690

(1)
Class E shares are classified as redeemable common shares. The ability of the Class E holders to redeem the Class E shares for cash is outside of the Company’s control, therefore, the Company has classified these Class E shares that are held by an affiliate of the Company as redeemable common shares.

The following table reconciles equity per our Condensed Consolidated Balance Sheets to our NAV ($ in thousands):

	September 30, 2026	December 31, 2025
Shareholders’ equity	$1,401,490	$1,158,147
Redeemable common shares	25,819	25,427
Total partners’ capital	1,427,309	1,183,574
Adjustments:
Accrued organization and offering costs	4,518	5,401
Deferred fees	728	896
Accrued shareholder servicing fee	56,018	50,171
NAV	$1,488,573	$1,240,042

The following details the adjustments to reconcile GAAP equity to our NAV:

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

The following table details the total net distribution for each of our share classes for the nine months ended September 30, 2026:

Record Date	Class B	Class R	Class J-1	Class J-2	Class J-3	Class J-4	Class J-5	Class S	Class D	Class I	Class F-I	Class F-S	Class E
January 31, 2026	$0.1380	$0.1240	$0.1298	$0.1339	$—	$0.1117	$—	$0.1056	$—	$0.1209	$—	$—	$0.1547
February 28, 2026	0.1379	0.1239	0.1297	0.1339	—	0.1119	—	0.1061	—	0.1218	—	—	0.1546
March 31, 2026	0.1377	0.1237	0.1295	0.1337	—	0.1123	—	0.1089	—	0.1229	—	—	0.1544
April 30, 2026	0.1377	0.1238	0.1295	0.1337	—	0.1124	—	0.1079	—	0.1218	—	—	0.1544
May 31, 2026	0.1375	0.1236	0.1294	0.1335	—	0.1131	—	0.1085	—	0.1223	0.1375	0.1232	0.1542
June 30, 2026	0.1375	0.1236	0.1294	0.1335	—	0.1137	—	0.1087	—	0.1230	0.1375	0.1233	0.1542
July 31, 2026	0.1374	0.1234	0.1292	0.1334	—	0.1107	—	0.1044	—	0.1193	0.1319	0.1185	0.1540
August 31, 2026	0.1375	0.1236	0.1294	0.1335	—	0.1115	—	0.1053	0.1292	0.1217	0.1351	0.1204	0.1542
September 30, 2026	0.1373	0.1234	0.1292	0.1334	—	0.1116	—	0.1055	0.1290	0.1229	0.1355	0.1207	0.1540
Total	$1.2386	$1.1130	$1.1651	$1.2025	$—	$1.0089	$—	$0.9609	$0.2582	$1.0966	$0.6774	$0.6061	$1.3887

For the nine months ended September 30, 2026, we declared net distributions in the amount of $80.1 million. The Company intends for long-term cumulative distributions to be funded primarily from operating cash flows.

The following table details our distributions declared for the nine months ended September 30, 2026 ($ in thousands):

	Nine Months Ended		Nine Months Ended
	September 30, 2026		September 30, 2025
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$48,558	61%	$28,739	60%
Reinvested in shares	31,554	39%	18,769	40%
Total distributions	$80,112	100%	$47,508	100%
Sources of Distributions
Cash flows from operating activities	$80,112	100%	$47,508	100%
Total sources of distributions	$80,112	100%	$47,508	100%
Cash flows from operating activities	$80,736		$48,319

Liquidity and Capital Resources

Liquidity

We believe we have sufficient liquidity to operate our business, with immediate liquidity comprised of cash and cash equivalents of $166.9 million and $1.9 billion of available borrowings under our Repurchase Facilities and Revolving Credit Facility as of September 30, 2026, which may include borrowings secured by our existing portfolio. The available borrowing capacity assumes the extension of financings that are scheduled to mature within the next twelve months where extension options are available and expected to be exercised. In addition to our immediate liquidity, we obtain incremental liquidity through the sale of our common shares, from which we generated proceeds of approximately $267.3 million for the nine months ended September 30, 2026. In addition, we may incur indebtedness secured by our real estate and real estate debt investments, including through collateralized loan obligation securitizations and other secured financing arrangements, borrow money through unsecured financings, or incur other forms of indebtedness. We closely monitor our liquidity position and believe that we have sufficient current liquidity and access to additional liquidity to meet our financial obligations for at least the next 12 months.

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

Capital Resources

For the nine months ended September 30, 2026, we issued and sold 13,319,435 common shares, consisting of 1,162,008 Class B shares, 70,499 Class R shares, 517,951 Class J-1 shares, 147,732 Class J-2 shares, 2,924,282 Class J-4 shares, 773,238 Class S shares, 340,063 Class D shares, 6,877,151 Class I shares, 141,702 Class F-I shares, 344,475 Class F-S shares and 20,333 Class E shares to accredited investors in our private offering, amounting to proceeds of $267.3 million as payment for such shares, including shares issued pursuant to our distribution reinvestment plan. We also issued 14,990 Class E shares to the Board of Trustees as payment for $0.3 million of compensation expense for 2025 fiscal year service. Additionally, during the nine months ended September 30, 2026, we repurchased 543,547 common shares for $10.8 million.

As of September 30, 2026, we had received aggregate proceeds of $1.5 billion from the issuance and sale of common shares in our private offering. As of September 30, 2026, after giving effect to shares issued pursuant to our distribution reinvestment plan, share transfers, conversions and redemptions, we had an aggregate of 74,667,387 common shares outstanding, consisting of 26,338,452 Class B shares, 4,392,967 Class R shares, 16,484,313 Class J-1 shares, 3,519,790 Class J-2 shares, 7,808,967 Class J-4 shares, 1,869,208 Class S shares, 340,063 Class D shares, 12,163,875 Class I shares, 141,702 Class F-I shares,

344,475 Class F-S shares and 1,263,575 Class E shares. Additionally, as of September 30, 2026, we had 23,615 Class E shares outstanding that were issued to the Board of Trustees as payment for 2024 and 2025 fiscal years service.

On August 28, 2026 (the “CLO Closing Date”), we entered into a commercial real estate collateralized loan obligation through our subsidiary real estate investment trust, FCR CRE SUB-REIT and FCR 2026-FL1 (the “CLO Issuer”). On the CLO Closing Date, the CLO Issuer issued nine classes of notes (the “CLO Notes”) in an aggregate principal amount of $900.0 million pursuant to the terms of an indenture, dated as of August 28, 2026. We retained $114.8 million of the CLO Notes issued by the CLO Issuer. The collateralized loan obligations execution provides us with match-term financing on a non-mark-to-market and non-recourse basis.

Cash Flows

Cash flows provided by operating activities increased $32.4 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025 from $48.3 million to $80.7 million. The increase is primarily attributable to the growth of investments in commercial real estate loans and investments in real estate-related assets.

Cash flows used in investing activities decreased $519.3 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 from $1.6 billion to $1.1 billion. The decrease is primarily attributable to $232.9 million of principal repayments received on commercial real estate loans, $232.7 million increased proceeds received from other real estate-related investments, and $136.4 million fewer fundings of other real estate-related investments, partially offset by $57.4 million of increased fundings of commercial real estate loans.

Cash flows provided by financing activities decreased $774.2 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 from $1.6 billion to $858.6 million. The decrease is primarily attributable to a $588.6 million decrease in proceeds from the issuance of common shares and $893.4 million lower net borrowings under our repurchase agreements and revolving credit facility, partially offset by $785.3 million of proceeds from the issuance of collateralized loan obligations.

Future Cash Requirements

The following table aggregates our contractual obligations and commitments as of September 30, 2026 ($ in thousands):

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Repurchase agreements and revolving credit facility	$1,617,519	$—	$1,617,519	$—	$—
MSR commitments(1)	64,600	—	—	—	64,600
CRE loan commitments	183,159	21,091	162,068	—	—
Residential bridge loans	26,189	26,189	—	—	—
Advanced organizational and offering costs	4,518	1,178	2,358	982	—
Operating expense reimbursement	728	224	448	56	—
Total	$1,896,713	$48,682	$1,782,393	$1,038	$64,600

(1)
The MSR subscription agreement commitment of $64.6 million remains contractually outstanding until the joint venture is dissolved. The Company does not currently anticipate being required to fund additional amounts under this commitment.

Critical Accounting Estimates

The preparation of our condensed consolidated financial statements in accordance with GAAP involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. The following is a summary of our significant accounting policies that we believe are the most affected by our judgments, estimates, and assumptions. See Note 2 to our condensed consolidated financial statements. See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 2. Summary of Significant Accounting Policies” for further descriptions of the below accounting policies.

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

As discussed in “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 2. Summary of Significant Accounting Policies”, the Company has elected the fair value option for certain eligible financial assets including CRE loans and real estate-related investments.

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

As of September 30, 2026, we had $3.3 billion of floating rate commercial real estate loans and $2.4 billion of floating rate outstanding borrowings.

The net interest income sensitivity analysis table presented below shows the estimated impact over a 12-month period of an instantaneous parallel shift in the yield curve, up and down by 100 basis points on our net interest income, assuming no changes in the composition of our commercial real estate loan investment portfolio and our outstanding borrowings in effect as of September 30, 2026. The analysis presented utilized assumptions, models and estimates of our Adviser based on our Adviser’s judgment and experience. Actual results could differ significantly from those estimated in the interest rate sensitivity table.

	September 30, 2026
Change in Interest Rates	Projected Increase (Decrease) in Net Interest Income	Percentage Change in Projected Net Interest Income
+1.00%	$8,706	7.61%
-1.00%	$(5,298)	(4.63)%

Certain assumptions have been made in calculating the interest rate risk sensitivities and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The interest rate scenarios assume interest rates at September 30, 2026. Furthermore, while the analysis reflects the estimated impact of interest rate increases and decreases on a static portfolio, we actively manage the size and composition of our investments, which can result in material changes to our interest rate risk in the portfolio.

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

Valuation of liabilities not measured at fair value

As of September 30, 2026, our Repurchase Facilities and Revolving Credit Facility are carried at cost which approximates fair value. Fair value of our indebtedness is estimated by modeling the cash flows required by our debt agreements and discounting them back to the present value using an estimated market yield. The inputs used in determining the fair value of our indebtedness are considered Level 3.

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

The following table sets forth shares repurchased by the Company during the three months ended September 30, 2026 under the share repurchase plan:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
July 1 — July 31, 2026	—	—	—	—
August 1 — August 31, 2026	—	—	—	—
September 1 — September 30, 2026	385,946	$19.9425	385,946	—
Total	385,946		385,946	—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2026, none of the Company’s trustees or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act).

ITEM 6. EXHIBITS

(b) Exhibits

Exhibit Number	Exhibit Description
10.1	Fourth Amendment to Master Repurchase Agreement, dated as of May 28, 2026, by and between Goldman Sachs Bank USA, as purchaser and FCR DC GS Seller III LLC, as seller.*
10.2

Second Amendment to Master Repurchase and Securities Contract Agreement, dated July 8, 2026, by and between FCR MS Seller LLC, as seller, Morgan Stanley Mortgage Capital Holdings LLC, as administrative agent and Morgan Stanley Bank, N.A., as buyer (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2026 and incorporated by reference herein)

10.3

Joinder and Fifth Amendment to Master Repurchase Agreement and Other Transaction Documents, dated as of August 14, 2026, by and among Goldman Sachs Bank USA, as purchaser, FCR DC GS Seller III LLC, as a seller, FCR DC GS Seller IV LLC, as a seller, FCR DC JV GS Pledgor LLC, as a pledgor, FCR DC JV II GS Pledgor LLC, as a pledgor, FCR DC JV Holdings LLC, Fortress Credit Corp and FCR DC JV II Holdings LLC.*

10.4

Indenture, dated as of August 28, 2026, by and between FCR 2026-FL1 Issuer LLC, as issuer, FCR CRE Holdco LLC, as advancing agent, Wilmington Trust, National Association, as trustee, Computershare Trust Company, National Association, as note administrator, paying agent, calculation agent, transfer agent, authenticating agent, securities intermediary, notes registrar and backup advancing agent and custodian (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 3, 2026 and incorporated by reference herein)

10.5

Master Repurchase and Securities Contract Agreement, dated September 30, 2026, by and between FCR CRE CONA Seller LLC, as seller, and Capital One, National Association, as Buyer (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2026 and incorporated by reference herein)

10.6

Guaranty Agreement, dated September 30, 2026, made by the Company, as guarantor, in favor of Capital One, National Association (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 6, 2026 and incorporated by reference herein)

10.7

Sixth Amendment to Master Repurchase Agreement, dated as of October 16, 2026, by and between Goldman Sachs Bank USA, as purchaser, FCR DC GS Seller III LLC, as a seller and FCR DC GS Seller IV LLC, as a seller*

10.8

Termination of Master Repurchase Agreement and Transaction Documents, dated as of October 16, 2026, by and among Goldman Sachs Bank USA and FCR Key GS Seller II LLC, and agreed to and acknowledged by Alter Domus (US) LLC*

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith*
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith**
101.INS	XBRL Instance Document ***
101.SCH	XBRL Taxonomy Schema ***
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)***

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

Date: November 12, 2026

Fortress Credit Realty Income Trust

/s/ Avraham Dreyfuss
Name:	Avraham Dreyfuss
Title:	Chief Financial Officer